Form 10-K
period 2025-12-31
Alussa Energy Acquisition Corp. II
filed 2026-03-27
CIK 2041493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The registrant’s Class A Ordinary Shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2025. The registrant’s Units began trading on The New York Stock Exchange on November 14, 2025, and the registrant’s Class A Ordinary Shares and Redeemable Warrants began trading on The New York Stock Exchange on January 6, 2026. Accordingly, there was no market value for the registrant’s Class A Ordinary Shares as of the last business day of the second fiscal quarter of 2025. The aggregate market value of the registrant’s Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on December 31, 2025, as reported on The New York Stock Exchange, was $290,375,000.

As of March 20, 2026, there were 28,750,000 Class A Ordinary Shares, $0.0001 par value, and 7,187,500 Class B Ordinary Shares, $0.0001 par value, issued and outstanding.

ALUSSA ENERGY ACQUISITION CORP. II

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Report (as defined below), including, without limitation, statements under Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “seek,” “projects,” “continue,” “should,” or “could,” or, in each case, their negative or other variations or comparable terminology.

There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations based on information currently available to our Management, but actual results may differ materially due to various factors, including, but not limited to:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete our initial Business Combination (as defined below), which is impacted by various factors;

●	our expectations around the performance of a prospective target business or businesses or of markets or industries;

●	our ability to recognize the anticipated benefits of an initial Business Combination, which may not be realized fully, if at all, or may take longer to realize than expected;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our directors and officers allocating their time to other businesses and potentially having conflicts of interest with or otherwise conflicting contractual obligations in connection with our business or in approving or consummating our initial Business Combination;

●	the potential incentive to consummate an initial Business Combination with an acquisition target that subsequently declines in value or is unprofitable for public investors due to the low initial price for the Founder Shares (as defined below) paid by our Sponsor (as defined below);

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	the ability of our Management Team (as defined below) to generate and execute on potential acquisition opportunities that will generate value for our shareholders;

●	our pool of prospective target businesses;

●	our public securities’ potential liquidity and trading;

●	global geopolitical conditions, including changes and uncertainties resulting from, among other factors, the policies and positions of the United States, including the imposition of sanctions, tariffs, trade barriers or other restrictions, retaliatory measures adopted by other countries, and other uncertainties with respect to global trade, developments regarding military conflicts in the Middle East, the Russia-Ukraine conflict and escalations of tensions in Southwest Asia or tensions involving China or Taiwan;

●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties;

●	our ability to maintain compliance with the continued listing requirements of the New York Stock Exchange (“NYSE”);

●	the value of the Founder Shares following completion of our initial Business Combination likely being substantially higher than the nominal price paid for them, even if the trading price of our Public Shares (as defined below) at such time is substantially less than the Redemption Price (as defined below);

●	the impact on the amount held in the Trust Account, our capitalization, principal shareholders and other impacts on our Company (as defined below) or Management Team should we seek to extend the Combination Period (as defined below) consistent with applicable laws, regulations and stock exchange rules;

●	our financial performance; or

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).

Additionally, in 2024, the SEC (as defined below) adopted additional rules and regulations relating to SPACs (as defined below). The 2024 SPAC Rules (as defined below) require, among other matters, (i) additional disclosures relating to SPAC Sponsors and related persons; (ii) additional disclosures relating to SPAC Business Combination transactions; (iii) additional disclosures relating to dilution and to conflicts of interest involving Sponsors and their affiliates in connection with proposed Business Combination transactions; (iv) additional disclosures regarding projections included in SEC filings in connection with proposed Business Combination transactions; and (v) the requirement that both the SPAC and its target company be co-registrants in connection with registration statements relating to proposed Business Combination transactions. In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act (as defined below), including its duration, asset composition, business purpose, and the activities of the SPAC and its Management Team. The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2024 SPAC Rules” are to the rules and regulations for SPACs adopted by the SEC on January 24, 2024, which became effective on July 1, 2024;

●	“Administrative Support Agreement” are to our agreement to reimburse an affiliate of the Sponsor an aggregate of $5,000 a month for office space utilities and secretarial and administrative support until completion of the Initial Business Combination or the Company’s liquidation;

●	“Amended and Restated Charter” are to our Amended and Restated Memorandum and Articles of Association, as amended and restated, and currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB Accounting Standards Update;

●	“Audit Committee” are to the audit committee of our Board of Directors (as defined below);

●	“Board of Directors” or “Board” are to our Board of Directors;

●	“Business Combination” are to a merger, amalgamation, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Class A Ordinary Shares” are to our Class A Ordinary Shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B Ordinary Shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to November 14, 2027 (or such earlier time as determined by our Board), that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to our Amended and Restated Charter and consistent with applicable laws, regulations and stock exchange rules;

●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as may be amended from time to time;

●	“Company,” “our,” “we,” or “us” are to Alussa Energy Acquisition Corp. II, a Cayman Islands exempted company;

●	“Completion Window” are to (i) the period ending on November 14, 2027, which is the date that is 24 months from the closing of the Initial Public Offering, or such earlier liquidation date as our Board of Directors may approve, in which we must complete an initial business combination or (ii) such other time period in which we must complete an initial business combination pursuant to an amendment to our Amended and Restated Charter; our shareholders can also vote at any time to amend our Amended and Restated Charter to modify the amount of time we will have to complete an initial business combination, in which case our Public Shareholders will be offered an opportunity to redeem their Public Shares;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and Warrant agent of our Public Warrants (as defined below);

●	“Deferred Discount” are to the additional fee of 3.00% of the gross proceeds of the Initial Public Offering to which the underwriter to the Initial Public Offering is entitled that is payable only upon our completion of the initial Business Combination;

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“Excise Tax” are to the U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023 as provided for by the Inflation Reduction Act of 2022;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to Class B Ordinary Shares initially purchased by our Sponsor in a private placement prior to the Initial Public Offering and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our initial Business Combination or earlier at the option of the holder thereof as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares”);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on November 14, 2025;

●	“Initial Shareholders” are to our Sponsor and any other holders of our Founder Shares immediately prior to the IPO;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on October 10, 2025, as amended, and declared effective on November 12, 2025 (File No. 333-290822);

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Non-Managing Sponsor Investors” means certain investors (none of which are affiliated with any member of our Management, other members of our Sponsor or any other investor) owning membership interests in our Sponsor in addition to the managing members;

●	“the Note” are to the loan agreement entered into on October 15, 2024, between the Company and the Sponsor for an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering;

●	“Option Units” are to the 3,750,000 units of our Company that were purchased by the underwriter of the Initial Public Offering pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Resolution” are to a resolution of our Company passed by a simple majority of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of our Company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter (or such lower threshold as may be allowed under the Companies Act from time to time);

●	“Ordinary Shares” are to our Class A Ordinary Shares and our Class B Ordinary Shares;

●	“Over-Allotment Option” are to the 45-day option granted to the underwriter of the Initial Public Offering to purchase up to an additional 3,750,000 Option Units to cover over-allotments, if any, which was fully exercised;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Private Placement Warrants” are to the Warrants issued to our Sponsor in a private placement simultaneously with the closing of the IPO;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor’s and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

v

●	“Public Warrants” are to the Warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market);

●	“Redemption Price” are to the pro rata redemption price in any redemption we expect to pay, which was approximately $10.05 per Public Share as of December 31, 2025 (before taxes payable, if any);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPACs” are to special purpose acquisition companies;

●	“Special Resolution” are to a resolution of the Company passed by a majority of at least two-thirds (2/3) (or such higher approval threshold as specified in the Company’s Amended and Restated Charter) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at a general meeting of the company of which notice specifying the intention to propose the resolution as a special resolution has been duly given, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

●	“Sponsor” are to Alussa Energy Sponsor II, LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based Trust Account in which an amount of $287,500,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the private placement was placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated November 12, 2025, which we entered into with Santander US Capital Markets LLC;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-third of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together;

●	“Working Capital Loans” are to the loans the Sponsor may, but is not obligated to, loan the Company as may be required to finance transaction costs in connection with its initial Business Combination;

●	“Withum” are to WithumSmith+Brown, PC, our independent registered public accounting firm.

PART I

ITEM 1. BUSINESS

Overview

We are a blank check company incorporated on August 16, 2024 as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities that the Company has not yet identified, which we refer to throughout this Report as our initial Business Combination. To date, we have not selected any Business Combination target and our efforts have been limited to (i) organizational activities, (ii) activities related to our Initial Public Offering, and (iii) searching for a Business Combination target. We have also generated no operating revenues to date and we do not expect that we will generate operating revenues until we consummate our initial Business Combination. While we may pursue an acquisition opportunity in any industry or sector, we intend to focus on businesses in the energy and power infrastructure sectors; particularly those that are empowering or beneficiaries of the continued transition towards renewable energy. We will seek to acquire one or more businesses with an aggregate enterprise value of approximately $1.0 billion to $1.5 billion, although we may acquire a business of any size and intend to focus on businesses we believe are poised for continued growth.

The 2024 SPAC Rules may materially affect our ability to negotiate and complete our initial Business Combination and may increase the costs and time related thereto.

Initial Public Offering and Private Placement

On November 14, 2025, we consummated our Initial Public Offering of 28,750,000 units (“Units”) including the issuance of 3,750,000 Units as a result of the underwriter’s full exercise of its over-allotment option. Each Unit consists of one Class A Ordinary Share of the Company, par value $0.0001 per share and one-third of one redeemable Warrant, each whole Warrant entitling the holder thereof to purchase one Ordinary Share at a price of $11.50 per share, subject to certain adjustments. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $287,500,000.

Simultaneously with the consummation of the IPO, the Company consummated a private placement of 2,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, generating total proceeds of $2,500,000. The Private Placement Warrants were purchased by the Sponsor. The Private Placement Warrants are identical to the Warrants sold as part of the Units in the IPO except that the Private Placement Warrants: (1) will not be redeemable by the Company; (2) may not (and the Ordinary Shares issuable upon exercise of the Private Placement Warrants may not), subject to certain limited exceptions, be transferred, assigned or sold until 30 days after the completion of the Company’s initial Business Combination; (3) may be exercised by the holders on a cashless basis; and (4) are entitled to registration rights (including in respect of the Ordinary Shares issuable upon exercise of the Private Placement Warrants).

A total of $287,500,000, comprised of $287,250,000 of the proceeds from the Initial Public Offering and $250,000 of the proceeds of the private placement, was placed in the Trust Account maintained by Continental, acting as trustee.

It is the job of our Sponsor and Management Team to complete our initial Business Combination. Our Management Team is led by Ole Slorer, our Chief Executive Officer, and Benjamin Atkins, our Chief Financial Officer. We must complete our initial Business Combination by November 14, 2027, which is 24 months from the closing of our Initial Public Offering, unless we seek and obtain shareholder approval to amend our Amended and Restated Charter in order to extend the Combination Period. If our initial Business Combination is not consummated by the end of our Combination Period (as extended, if applicable), then our existence will terminate, and we will distribute all amounts in the Trust Account, as described further herein.

As noted above, we may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by obtaining shareholder approval to amend our Amended and Restated Charter. If we seek shareholder approval for an extension, holders of Public Shares will be offered an opportunity to redeem their Public Shares upon the approval and effectiveness of any such amendment at a per share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned thereon (less taxes payable), divided by the number of then issued and outstanding Public Shares, subject to applicable law.

Our Management Team

Our Management Team, comprising of a deep network of operating executives, institutional investors and advisors, brings decades of experience in operating and growing leading companies in the energy sector. We believe that this network will help create continued access to off-market transactions that we plan to leverage for the benefit of our shareholders. We believe that this is further enhanced by our Management Team’s unique combination of skills and experience in managing companies at every stage of growth.

Our Management Team has collectively raised or deployed several billion dollars of capital across these sectors and have deep experience in each vertical.

Our Management Team consists of the following members:

W. Richard Anderson, 72, our Chairman of the Board, has over 40 years of experience in the energy industry and is currently an Advisor to Alussa Energy. Since 2015, Mr. Anderson has been Chief Executive Officer of Coastline Exploration Limited, which has deep water, offshore exploration licenses in Somalia. Since 2024, Mr. Anderson has served as a Director of the Board for T1 Energy, an energy solutions provider building an integrated U.S. supply chain for solar and batteries. Prior to this, he was the Chief Financial Officer of Eurasia Drilling Company Ltd (LSE: EDCL), a large Oil and Gas drilling company in Russia for which he served in various executive and director capacities from its initial public offering in 2007 to its privatization in 2015. He was also the President and Chief Executive Officer of Prime Natural Resources, Inc., an independent Oil and Gas exploration and production company, active in the U.S., South America and Kurdistan. He also served as a Director and Chairman of the Compensation Committee of Gulf Marine Services (LSE: GMS) from 2014 to 2019. Mr. Anderson served as an Independent Director for Alussa I (as defined below).

Ole Slorer, 61, our Chief Executive Officer and one of our Directors, is a seasoned finance and energy industry executive with over 35 years of experience in investment banking, capital markets, and industrial technology sectors. Mr. Slorer currently serves as a Director on the Board of Moreld AS, a Norwegian engineering and offshore marine services firm, after assuming this position in 2024. He previously spent over four years at BTIG, where he held the role of Managing Director and Head of Energy & Shipping Investment Banking, leading high-profile transaction origination and execution across energy and shipping sectors. Prior to BTIG, from 2001 to 2018, Mr. Slorer worked at Morgan Stanley as a Managing Director and Global Head of Energy Research and Equity Research Analyst, where he led global coverage across oilfield services, equipment. During his tenure, he was consistently recognized by Institutional Investor and other industry bodies for his analytical insight and market leadership. Prior to that, he held an Executive Director role at NatWest Securities from 1989 to 2000. Since departing Morgan Stanley, he has advised and invested in a number of technology-driven ventures, primarily in the energy transition, data infrastructure, and industrial innovation verticals. Mr. Slorer holds an MSc in Shipping, Trade & Finance from Bayes Business School, the business school of City University of London and a BSc in Naval Architecture from the University of Newcastle upon Tyne. Mr. Slorer is well-qualified to serve as a Director due to his strategic insight, capital markets expertise, and deep sector knowledge.

Benjamin Atkins, 39, our Chief Financial Officer, is currently an Advisor to Alussa Energy and Actus Logistics. He was previously a member of the management team of Power and Digital Infrastructure Acquisition Corporation (“XPDI”), the SPAC which merged with Core Scientific (NASDAQ: CORZ) in 2022. Prior to joining XPDI, he co-founded HODL Ranch, a blockchain-based data center company, and Skybox Datacenters, an enterprise data center company. He is a co-founder and partner of Rugen Street Capital. Prior to becoming an entrepreneur, Mr. Atkins served as an equity research analyst at Chilton Capital Management and an international equity analyst at Salient Partners in Houston, Texas.

Daniel Barcelo, 56, one of our Directors, has over 30 years of experience navigating the energy industry in domestic and international markets with experience across both renewables and traditional Oil and Gas. He is currently the Chairman of the Board and the Chief Executive Officer for T1 Energy. Mr. Barcelo is also the founder of Alussa Energy Acquisition Corp (“Alussa I”), which completed a business combination with T1 Energy in July 2021. Prior to founding Alussa Energy in 2019, he was a Portfolio Manager at Moore Capital Management and an equity research analyst with Bank of America and Lehman Brothers. His corporate experience includes experience as a CFO for international energy companies. Daniel is also the founder of Alussa Energy LLC, a sponsor and developer of clean energy projects.

We will also be supported by our Independent Directors, who have energy, investment and capital allocation experience that we believe will accrue to the benefit of our investors:

●	Chi Chow, 59, is recognized as a former top-ranked equity research analyst covering the refining and logistics industry for Tudor, Pickering, Holt & Co., Macquarie Capital, Merrill Lynch and Petrie Parkman & Co. While at Merrill Lynch in 2007, Mr. Chow was ranked as the top stock picker by Forbes (across all industries) and as the top Oil and Gas analyst by the Wall Street Journal;

●	Maurice Dijols, 67, has over 34 years of experience with Schlumberger (NYSE:SLB), most recently serving as the President of Russia Operations from 2003 to 2011. Previously Mr. Dijols held a variety of executive positions, including Chief Information Officer of Schlumberger Limited and the President of Schlumberger Oilfield Services North and South America. From June 2015, he has been the Chairman of the Supervisory Board at Petro Welt Technologies AG (C.A.T. Oil AG). He has also held non-executive Director positions which include: Eurasia Drilling Company from 2011 to 2015, Ruspetro PLC from 2013 to 2016, Bashneft from 2015 to 2016, G Seismic Services Limited from 2012 to 2016, and Alussa Energy Acquisition Corp. from 2019 to 2022;

●	Philippe Lanier, 48, is a Principal at EastBanc, a multinational company with historical operating businesses in global commercial real estate, technology, sports, and food & beverage sectors. Extensive capital markets experience in energy as well as nearly two decades of executive management experience in multiple fields and countries;

●	Peter Matrai, 53, is the Co-Founder of T1 Energy (NYSE: TE) and current member of the Board of Directors. Previously a Co-Founder and Managing Partner at EDGE Global LLC and Senior Advisor at SYSTEMIQ Ltd and Chief Financial Officer at Joule Unlimited;

●	Jesse Peltan, 29, is the Co-Founder of HODL Ranch, where he served as Chief Technology Officer developing systems to enable bitcoin mining in West Texas powered by wind and solar energy, and was recognized as Forbes 30 Under 30 in energy. In 2022, he served as a member of the management team of Power and Digital Infrastructure Acquisition Corporation (“XPDI”), the SPAC that merged with Core Scientific (NASDAQ: CORZ) in 2022. Mr. Peltan is a fellow at the Abundance Institute, working on energy policy. He is an active public speaker in energy, speaking at events such as the Oslo Freedom Forum, Rystad Energy Transition Marathon, and ERCOT Market Summit; and

●	John Wu, 55, is the President of Ava Labs, an Andreessen Horowitz-backed blockchain technology company. Mr. Wu was the former Independent Director of Alussa I. Previously, he also served as the Chief Investment Officer of Thunder Bridge Acquisition, Ltd. and Thunder Bridge Acquisition II, Ltd., which merged with Repay Holdings (NASDAQ: RPAY), a payments technology company, and indie Semiconductor (NASDAQ: INDI), a pureplay automotive semiconductor company, respectively.

Information regarding performance by our Management Team is presented for informational purposes only. Past performance of our Management Team is not a guarantee of the consummation of a successful business combination or our ability to successfully identify and execute a transaction. You should not rely on the historical record of members of our Management Team or their respective affiliates as indicative of future performance of an investment in us or the returns we will, or are likely to, generate going forward.

Prior SPAC Experience

Mr. Barcelo served as the Chief Executive Officer, President and Director of Alussa I, which completed a $288 million initial public offering in 2019. Mr. Barcelo, along with several other members of our Management Team and Board, were involved in facilitating the initial public offering of Alussa I. In 2021, Alussa I completed a business combination with T1 Energy (NYSE: TE), delivering over $700 million in gross proceeds inclusive of a $600 million committed equity PIPE. T1 Energy is an energy solutions provider building an integrated U.S. supply chain for solar and batteries. Other members of our Management Team and Board were involved in SPACs that merged with Repay Holdings (NASDAQ: RPAY), indie Semiconductor (NASDAQ: INDI) and Core Scientific (NASDAQ: CORZ).

Target Segments

We believe that we are well positioned to leverage our Management Team’s experience to identify companies in the energy and power infrastructure sector that have yet to reach their potential in an evolving environment, particularly those in the sub-sectors most correlated with the continued transition towards renewable energy sources. Our team has decades of experience navigating public markets, scaling businesses and improving operating performance and we believe we can leverage this experience to drive strategic and operational improvements from the top down.

According to the International Energy Agency (“IEA”), global investment in clean and traditional energy is set to exceed a combined $3 trillion by 2030. Worldwide recovery from the COVID-19 pandemic and energy crisis thereafter provided significant support for global clean energy investments, with a total $1.77 trillion invested across all clean energy sub-sectors in 2023 relative to $1.09 trillion in traditional energy investment. In fact, the IEA estimates that total clean energy investment into power generation and end-use sub-sectors has exceeded traditional energy supply investment each year since 2015.

Average battery costs have fallen by more than 90% since 2010, making for one of the fastest cost declines ever witnessed in the clean energy sector. Significant reductions in solar module price have paralleled this trend, with standard bifacial PERC prices falling to less than $0.01 per watt by the beginning of September 2024. The continued deployment of these renewable energy storage and generation platforms and the subsequent integration of intermittent systems into our grids have sparked a paradigm shift in power grid management, subsequently diverting spending into key sub-sectors our team believes we are well equipped to identify and capitalize.

Demand pressure on increasingly dated electrical grids and grid infrastructure has mobilized investment into distributed energy resources and technologies but continues to lag behind load scenarios contributing to diminishing reserves, or capacity. Increasing reliance on data center infrastructure and computing power and global population pressures have exacerbated grid instability, congestion, and lack thereof predominantly in locations without access to large-scale, traditional frequency response technologies. The rate of inverter-based technology deployment continues to increase renewable energy penetration, but inertial baseload capacity has been increasingly phased out and decommissioned as a result. For these reasons Independent System Operators (“ISOs”) within the U.S. and grid operators worldwide have increasingly relied on combustion technologies, commonly employed as “peakers,” to regulate grid stability. Battery Energy Storage Systems (“BESS”) have also become vital to baseload grid stability, with 3.2 GW of BESS simultaneously discharging to serve a 5.1% of load on the ERCOT grid on May 8, 2024.

We believe the energy transition is still in its infancy and that the mentioned trends in clean energy supply and demand sub-sectors may continue to create downstream opportunities across a host of subsectors, including power generation, energy efficiency and demand side flexibility solutions, battery storage, nuclear power, grid technologies and infrastructure, material recovery and reuse, and others. We also anticipate impacts to ancillary sub-sectors at the cross-section of energy and technology such as data centers, electric vehicles, virtual power plants, carbon capture, intelligent grid technologies, and others.

Despite strong trends in clean energy investment, approximately 80% of the world’s energy supply is still balanced by traditional fossil fuels including natural gas, oil, and coal. Global investment in the fossil fuel sector rose on average by $122 billion year-on-year since 2020, with clean energy supply investment trailing at an average of $113 billion over the same period according to Bloomberg New Energy Finance (“BNEF”). Accordingly, we will also look for opportunities that employ traditional energy sources to bridge the long-term transition to more renewable and sustainable sources — which could range from power plants to liquified natural gas (“LNG”) adjacent opportunities.

We believe that these factors along with corporate retrenchment, may influence large industry players to explore the consolidation or divestment of non-core assets, and shift their focus on core markets instead. These activities should collectively result in a multitude of potential investment opportunities for our vehicle in our strategic areas given that our core expertise is identifying the types of well-located but undercapitalized, underutilized and/or mismanaged assets that often result from large corporate and industry reorganizations.

Business Strategy

We expect that the experience of the Management Team will provide us with a robust number of acquisition or investment opportunities. In addition, we anticipate that target business candidates will be brought to our attention by various unaffiliated sources, which may include but are not limited to investment market participants, private equity groups, investment banking firms, accounting firms, equity sponsors, lending institutions, family offices, attorneys, brokers, energy sector consultants, public and private Oil and Gas companies, International Oil Companies (“IOCs”), Governmental Licensing Authorities, and business enterprises seeking to rationalize their existing portfolio. Members of our Management Team are expected to communicate with their network of relationships to articulate the parameters for our search for a target company and a potential Business Combination and begin the process of pursuing and reviewing potential leads.

Key elements of our multi-pronged sourcing process include:

●	long-term relationships with leaders and companies operating in our markets;

●	direct relationships with leading private equity and venture capital firms;

●	deep entrenchment in advisor deal flow with established relationships across our target sectors;

●	clear strategy with a focused target universe; and

●	active engagement in our target sectors.

Key areas of our Management Team’s experience include:

●	identifying, sourcing, structuring, acquiring, operating and selling businesses;

●	fostering relationships with sellers, capital providers and target Management Teams;

●	negotiating transactions favorable to our investors;

●	executing transactions in multiple geographies and under varying economic and financial market conditions;

●	accessing the capital markets, including financing businesses and helping companies transition to public ownership;

●	building durable businesses and creating long-term shareholder value through operations, capital allocation and governance;

●	integrating businesses through mergers and acquisitions and identifying and actualizing synergies;

●	rationalizing operations to achieve profitability in all stages of a company’s growth cycle;

●	improving profitability by investing in technology solutions, data analytics and vertical integration; and

●	jumpstarting growth with strategic partnerships and cross-promotional opportunities.

Our efforts to seek a suitable business combination target will be complemented and augmented by the expertise and relationship networks of our independent directors, who each have extensive experience in business and financial matters. Once we locate and acquire a business combination target, we would strive to enhance their operational efficiency and strategic opportunities, while continuously guiding management on how to effectively position their mission and vision to public market investors. We will leverage our Management Team’s significant operational expertise, understanding of customer experience, individual relationships, and creativity to execute our strategy designed to deliver value for our investors. This could include, but is not limited to, taking an active role in management and/or operations, or otherwise repositioning an asset for long-term success or to capture emerging trends.

Value Proposition

Our intent is to identify and complete our initial Business Combination with a company that complements the experience of those of our Management Team and can benefit from our combination of skills in investing, financing, advising and operating. Key areas where we believe we can create value include:

●	Public Markets Expertise: Showing and educating management on how to run a public company;

●	Research: Researching and identifying value or high-growth opportunities in the energy or energy transition sectors;

●	International: Utilizing our team’s extensive international experience to identify cross-border opportunities;

●	Management: Forming effective, disciplined, and nimble management teams;

●	Corporate Governance: Implementing leading standards of corporate governance across finance and operational divisions and sustainability initiatives;

●	Strategy: Providing guidance and navigating market dynamics to achieve sustainable success; and

●	Investor Confidence: Bringing credibility, established track records and strong investor networks to instill conviction from institutional investors.

Business Combination Criteria

Consistent with our acquisition strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities. While we intend to acquire companies that we believe exhibit one or more of the following characteristics, we may decide to enter into our initial Business Combination with a target business that does not meet these criteria and guidelines. We intend to acquire companies that we believe have the following characteristics:

●	Thematic Investment: Renewable or traditional energy sector opportunities that are aligned with the long-term focus on the energy transition;

●	Developed Technology: Assets that have a developed technology and product that has or will shortly be commercialized at appropriate scale;

●	Cash Flow Generation: Existing profitability or near-term cash flows to sustain ongoing operations;

●	Strong Management: Strong existing management that we can complement with our extensive experience and strong network; and

●	Established Financial Controls: We will diligence our target’s existing financial controls including cash flow analysis, capital allocation and other key areas of focus in order to foster a smooth transition to the public arena.

These criteria are not intended to be exhaustive or exclusive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management Team may deem relevant. Notwithstanding the foregoing, we may decide to enter into our initial Business Combination with a business combination target that does not meet these criteria and guidelines. In the event that we decide to enter into our initial Business Combination with a business combination target that does not meet the above criteria and guidelines, we will disclose that the business combination target does not meet the above criteria in our shareholder communications related to our initial Business Combination, which would be in the form of proxy solicitation materials or tender offer documents that we would file with the SEC.

Our Sponsor

Our Sponsor is a Delaware limited liability company, which was formed to invest in our Company. Our Sponsor’s business is focused on investing in our Company. Daniel Barcelo, one of our Directors, W. Richard Anderson, our Chairman of the Board, and Benjamin Atkins, our Chief Financial Officer, are the managing members of our Sponsor and control the management of our Sponsor, including the exercise of voting and investment discretion with respect to the Ordinary Shares of our Company held of record by the Sponsor as well as all the Private Placement Warrants. Each managing member has one vote, and the approval of two of the three managing members is required to approve an action of our Sponsor. Non-Managing Sponsor Investors will have no right to control the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise.

Acquisition Process

In evaluating a prospective business combination target, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information about the prospective business combination target and its industry which will be made available to us. If we determine to move forward with a particular business combination target, we will proceed to structure and negotiate the terms of the business combination transaction.

The time required to select and evaluate a business combination target and to structure and complete our initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective business combination target with which our initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds available for us to use to complete another business combination.

In order to execute our business strategy, we intend to build a portfolio of prospects and evaluate through a process which includes, but is not limited to, the following dimensions:

●	Screening;

●	Reservoir Evaluation;

●	Economic Evaluation;

●	Political Evaluation;

●	Health, Safety & Environmental Evaluation;

●	Due Diligence;

●	Financial Structuring; and

●	Sensitivity Analysis.

After the initial Business Combination, our Management Team intends to apply a rigorous approach to enhancing shareholder value, including evaluating the experience and expertise of incumbent management and making changes where appropriate, examining opportunities for revenue enhancement, cost savings, operating efficiencies and strategic acquisitions and divestitures and developing and implementing corporate strategies and initiatives to improve profitability and long-term value. In doing so, our Management Team anticipates evaluating corporate governance, opportunistically accessing capital markets and other opportunities to enhance liquidity, identifying acquisition and divestiture opportunities and properly aligning Management and board incentives with growing shareholder value. Our Management Team intends to pursue post-merger initiatives through participation on the Board of Directors, through direct involvement in and operational control of the company and/or calling upon a stable of former managers and advisors when necessary.

Our acquisition criteria, due diligence processes and value creation methods are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our Management may deem relevant.

Initial Business Combination

NYSE rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account). Our Board of Directors will make the determination as to the fair market value of our initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our initial Business Combination, we will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to the NYSE rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial Business Combination so that the post-transaction company in which our Public Shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target Management Team or shareholders or for other reasons, but we will only complete such Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our initial Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, Non-Managing Sponsor Investors, or completing the Business Combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or Non-Managing Sponsor Investors. A Business Combination with a company that is affiliated with a Non-Managing Sponsor Investor will not be considered a transaction with an affiliate (as defined in our Amended and Restated Charter).

In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our Amended and Restated Charter) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Members of our Management Team and our independent directors will directly or indirectly own Founder Shares and/or Private Placement Warrants after the Initial Public Offering and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity that is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such Business Combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our Amended and Restated Charter provides that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. As a result, the fiduciary duties or contractual obligations of our officers or directors could materially affect our ability to complete our initial Business Combination.

In addition, our Sponsor and our officers and directors may sponsor or form other SPACs similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present Business Combination opportunities to us or to any other SPACs with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Status as a Public Company

We believe our structure makes us an attractive Business Combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other Business Combination with us. In a Business Combination transaction with us, the owners of the target business may, for example, exchange their shares of stock or shares in the target business for our Class A Ordinary Shares (or shares of a new holding company) or for a combination of our Class A Ordinary Shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost-effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical Business Combination transaction process, and there are significant expenses and market and other uncertainties in the initial public offering process, including underwriting discounts and commissions, marketing and road show efforts that may not be present to the same extent in connection with a Business Combination with us.

Furthermore, once a proposed initial Business Combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Following an initial Business Combination, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our Management Team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial Business Combination, negatively.

Financial Position

With funds available for a Business Combination, as of December 31, 2025, in the amount of approximately $271,690,875 (not including amounts held outside of the Trust Account for working capital), after payment of the deferred underwriting fees of $8,625,000 and deferred advisory fees of $8,625,000, we offer a target business a variety of options, such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that we believe will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Competition

In identifying, evaluating and selecting a target business for our initial Business Combination, we may encounter competition from other entities having a business objective similar to ours, including other SPACs, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess similar or greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our initial Business Combination and our issued and outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial Business Combination.

Employees

We currently have two officers: Messrs. Slorer and Atkins. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial Business Combination and the stage of the business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial Business Combination.

Available Information

We maintain an internet website at www.alussaenergy.com/copy-of-alussa-energy-acquisition-corp. Our internet website and the information contained in, or linked from, that website are not incorporated by reference into this Annual Report on Form 10-K.

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

Summary of Risk Factors

The occurrence of one or more events or circumstances described in the section titled “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	Our Public Shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our Public Shareholders do not support such a combination.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your Public Shares from us for cash.

●	Our Sponsor will control the appointment of our Board of Directors until consummation of our initial Business Combination and will hold a substantial interest in us. As a result, our Sponsor will appoint all of our directors prior to the consummation of our initial Business Combination and may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

●	If we seek shareholder approval of our initial Business Combination, our initial shareholders and Management Team have agreed to vote in favor of such initial Business Combination, regardless of how our Public Shareholders vote, and we may not need any Public Shares in addition to our Founder Shares to be voted in order to approve an initial Business Combination.

●	The ability of our Public Shareholders to redeem their Public Shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

●	The ability of our Public Shareholders to exercise redemption rights with respect to a large number of our shares and the amount of Deferred Discount may not allow us to complete the most desirable business combination or optimize our capital structure, and may substantially dilute your investment in us.

●	The requirement that we complete our initial Business Combination within the Completion Window may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

●	If we seek shareholder approval of our initial Business Combination, our Sponsor, initial shareholders, directors, officers, advisors and their affiliates may elect to purchase Public Shares or Public Warrants from Public Shareholders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A Ordinary Shares or Public Warrants.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	The nominal purchase price paid by our Sponsor for the Founder Shares may result in significant dilution to the implied value of your Public Shares upon the consummation of our initial business combination, and our Sponsor is likely to make a substantial profit on its investment in us in the event we consummate an initial Business Combination, even if the business combination causes the trading price of our Ordinary Shares to materially decline.

●	The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A Ordinary Shares at such time is substantially less than $10.00 per public share.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.

●	Past performance by our Management Team, our advisors and their respective affiliates, including investments and transactions in which they have participated and businesses with which they have been associated, may not be indicative of future performance of an investment in the Company.

●	To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time (based on our Management Team’s ongoing assessment of all factors related to our potential status under the Investment Company Act), instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account at a bank until the earlier of the consummation of an initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we will likely receive less interest on the funds held in the Trust Account than we would have had if the Trust Account remained as initially invested, such that our Public Shareholders would receive less upon any redemption or liquidation of the Company than what they would have received had the investments not been liquidated;

●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination

●	Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.

●	Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by current global geopolitical conditions, such as those resulting from ongoing conflicts in the Middle East and the Russia-Ukraine conflict, as well as conflicts in Southwest Asia or tensions involving China and Taiwan, which could make it more difficult for us to consummate an initial Business Combination.

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

You may not be provided with an opportunity to evaluate the specific merits or risks of our initial Business Combination. Since our Board of Directors may complete a Business Combination without seeking shareholder approval, Public Shareholders may not have the right or opportunity to vote on the Business Combination, unless we seek such shareholder vote. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirements. Accordingly, your only opportunity to effect your investment decision regarding our initial Business Combination may be limited to exercising your redemption rights in connection with a tender offer within the period of time (which will be at least 20 business days) set forth in our tender offer documents to be mailed to our Public Shareholders in which we describe our initial Business Combination. The amount of the deferred underwriting commissions payable to the underwriter will not be adjusted for any Public Shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting commissions.

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

At the time we enter into an agreement for our initial Business Combination, we will not know how many Public Shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of Public Shares that will be submitted for redemption. If our initial Business Combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements or arrange for third party financing. In addition, if a larger number of Public Shares are submitted for redemption than we initially expect, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provision of the Class B Ordinary Shares results in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our initial Business Combination. In addition, the amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any Public Shares that are redeemed in connection with an initial Business Combination. The per share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting compensation. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure. As a result, our obligations to redeem Public Shares for which redemption is requested and to pay the deferred underwriting commissions may not allow us to complete the most desirable Business Combination or optimize our capital structure.

In addition, raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B Ordinary Shares result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of the Class B Ordinary Shares at the time of our Business Combination. The above considerations may limit our ability to complete the most desirable Business Combination available to us or optimize our capital structure and may result in substantial dilution from your purchase of our Class A Ordinary Shares. The effect of this dilution will be greater for Public Shareholders who do not redeem. The amount of the deferred underwriting compensation payable to the underwriter will not be adjusted for any Public Shares that are redeemed in connection with an initial Business Combination, which may further dilute your investment. The per-share amount we will distribute to Public Shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting compensation and after such redemptions, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay the deferred underwriting compensation. We may not be able to generate sufficient value from the completion of our initial Business Combination in order to overcome the dilutive impact of these and other factors, and, accordingly, you may incur a net loss on your investment.

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

We may engage our Initial Public Offering underwriter or one of their respective affiliates to provide additional services to us, which may include acting as M&A advisor in connection with an initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriter is entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial Business Combination.

Although we consummated our Initial Public Offering, we may further engage our Initial Public Offering underwriter or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing M&A advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to January 11, 2026, unless such payment would not be deemed underwriters’ compensation in connection with the Initial Public Offering that was consummated.

The Initial Public Offering underwriter is also entitled to receive deferred underwriting commissions that are conditioned on the completion of an initial Business Combination. The underwriter’s or their respective affiliates’ financial interests tied to the consummation of a Business Combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination. The underwriter is under no obligation to provide any further services to us in order to receive all or any part of the deferred underwriting commissions.

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

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. Additionally, in the event our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Warrants from Public Shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	if our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates were to purchase Public Shares or Warrants from Public Shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our Business Combination transaction would disclose the possibility that our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates may purchase Public Shares or Warrants from Public Shareholders outside the redemption process, along with the purpose of such purchases;

●	our registration statement/proxy statement filed for our Business Combination transaction would include a representation that any of our securities purchased by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates would not be voted in favor of approving the Business Combination transaction;

●	our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the Business Combination transaction, the following material items:

○	the amount of our securities purchased outside of the redemption offer by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates, along with the purchase price;

○	the purpose of the purchases by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates;

○	the impact, if any, of the purchases by our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates on the likelihood that the Business Combination transaction will be approved;

○	the identities of our security holders who sold to our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, Initial Shareholders, directors, officers, advisors and their affiliates; and

○	the number of our Public Shares for which we have received redemption requests pursuant to our redemption offer.

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

As of December 31, 2025, $1,163,106 of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants was available to us outside the Trust Account to fund our working capital requirements. We believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate for at least the duration of the Completion Window; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Our placing of funds in the Trust Account may not protect those funds from third party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our Public Shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our Management will consider whether competitive alternatives are reasonably available to us and will only enter into an agreement with such third party if Management believes that such third party’s engagement would be in the best interests of the Company under the circumstances. WithumSmith+Brown, PC, our independent registered public accounting firm, and the Initial Public Offering underwriter will not execute agreements with us waiving such claims to the monies held in the Trust Account.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by Management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where Management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our Public Shares, if we are unable to complete our initial Business Combination within the Completion Window, or upon the exercise of a redemption right in connection with our initial Business Combination or an amendment to our amended and restated memorandum and articles of association, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by Public Shareholders could be less than the $10.00 per Public Share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement, the form of which is filed as an exhibit to the IPO Registration Statement, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us (except for the company’s independent registered public accounting firm), or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the Initial Public Offering underwriter against certain liabilities, including liabilities under the Securities Act. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our initial Business Combination and redemptions could be reduced to less than $10.00 per Public Share. In such event, we may not be able to complete our initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our Public Shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account is less than $10.00 per Public Share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our Public Shareholders may be reduced below $10.00 per Public Share.

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

Our search for an initial Business Combination, and any target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected by global geopolitical conditions, such as those resulting from ongoing conflicts in the Middle East and the Russia-Ukraine conflict, as well as conflicts in Southwest Asia or tensions involving China and Taiwan.

United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the recent escalation of the conflicts in the Middle East and Southwest Asia and the ongoing Russia-Ukraine conflict. On February 28, 2026, the United States and Israel commenced a joint operation against Iran, which has led Iran to launch ballistic missiles and drones against Israel and other countries in the region, as well as against U.S. targets in the Middle East. In addition, Iran has closed the Strait of Hormuz, leading to global supply chain disruptions, including with respect to oil and gas. In addition, in response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, or have undertaken or will undertake military strikes in Southwest Asia, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the conflicts in Southwest Asia and the Middle East, including in Iran, and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyber-attacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the conflicts in the Middle East, including in Iran, Russia’s invasion of Ukraine, conflicts in Southwest Asia, or other geopolitical tensions, such as the current geopolitical tensions involving China and Taiwan, and subsequent sanctions or related actions, could adversely affect our search for an initial Business Combination and any target business with which we may ultimately consummate an initial Business Combination.

The extent and duration of the ongoing conflicts, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in this section. Military or other conflicts in the Middle East, Ukraine, Southwest Asia or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate an initial Business Combination, or the operations of a target business with which we may ultimately consummate an initial Business Combination, may be materially adversely affected.

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

Recently, the United States has implemented a range of new tariffs and increases to existing tariffs.  In response to the tariffs announced by the United States, other countries have imposed, are considering imposing, and may in the future impose new or increased tariffs on certain exports from the United States. There is currently significant uncertainty about the future relationship between the United States and other countries with respect to trade policies, taxes, government regulations and tariffs, and we cannot predict whether, and to what extent, current tariffs will continue or be deemed enforceable or other trade policies will change in the future.

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

We will consider a Business Combination outside of our Management’s areas of expertise if a Business Combination candidate is presented to us and we determine that such candidate offers an attractive Business Combination opportunity for our Company. Although our Management will endeavor to evaluate the risks inherent in any particular Business Combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a Business Combination candidate. In the event we elect to pursue a Business Combination outside of the areas of our Management’s expertise, our Management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in the IPO Registration Statement and this Form 10-K regarding the areas of our Management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our Management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Prior to the initial investment in the company of $25,000, the company had no assets, tangible or intangible. The purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the number of Founder Shares issued. The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 28,750,000 units if the underwriter’s over-allotment option is exercised in full (which it was), and therefore that such Founder Shares would represent 20% of the issued and outstanding Ordinary Shares after the Initial Public Offering. Because our Sponsor acquired Class B Ordinary Shares at a nominal price, our Public Shareholders incurred an immediate and substantial dilution upon the closing of the Initial Public Offering. Further, the Class A Ordinary Shares issuable in connection with the conversion of Class B Ordinary Shares may result in material dilution due to such anti-dilution adjustments that result in the issuance of Class A Ordinary Shares on a greater than one-to-one basis upon conversion of Class B Ordinary Shares. The Founder Shares will be worthless if we do not complete an initial Business Combination, except to the extent they receive liquidating distributions from assets outside of the Trust Account. In addition, our Sponsor purchased an aggregate of 2,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Warrant, or $2,500,000 in the aggregate, in a private placement that closed concurrently with the closing of the Initial Public Offering. Those Private Placement Warrants will be worthless if we do not complete our initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as the end of the Completion Window nears, which is the deadline for our completion of an initial Business Combination.

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

We may only be able to complete one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability. As of December 31, 2025, we have funds available of $271,690,875 in our Trust Account that we may use to complete our initial Business Combination (after taking into account the $8,625,000 of deferred underwriting commissions and $8,625,000 of deferred advisory fees being held in the Trust Account).

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

In order to effectuate a Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their Warrant agreements. For example, special purpose acquisition companies have extended the time to consummate an initial Business Combination and, with respect to their Warrants, amended their Warrant agreements to require the Warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution under Cayman Islands law, which requires the affirmative vote of at least two-thirds (or, in the scenarios described below, 90%) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter, and amending our Warrant agreement will require a vote of holders of at least 50% of the Public Warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the Warrant agreement with respect to the Private Placement Warrants (including, for the avoidance of doubt, the forfeiture or cancellation of any Private Placement Warrants), 50% of the then outstanding Private Placement Warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our Public Shareholders with the opportunity to redeem their Public Shares, regardless of whether they abstain, vote for, or vote against, our initial Business Combination, for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our Public Shares if we do not complete an initial Business Combination within the Completion Window or (B) with respect to any other material provisions relating to the rights of holders of our Class A Ordinary Shares or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the Public Shares or Public Warrants, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments, including the Warrant agreement, or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

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

Daniel Barcelo, one of our Directors, W. Richard Anderson, our Chairman of the Board, and Benjamin Atkins, our Chief Financial Officer, are the managing members of our Sponsor and control the management of our Sponsor, including the exercise of voting and investment discretion with respect to the securities of our company held of record by the Sponsor as well as all Private Placement Warrants. All our officers and directors own individual economic interests in our Sponsor. Pursuant to a letter agreement entered with us, our Sponsor and each of our directors and officers has agreed to restrictions on their ability to transfer assign, or sell the Founder Shares and Private Placement Warrants. Consequently, unless the Sponsor transfers Founder Shares pursuant to exceptions to the transfer restrictions under the letter agreement, the Founder Shares will continue to be owned by the Sponsor until the expiration of the transfer restrictions following the consummation of our initial Business Combination. Our Sponsor’s operating agreement generally prohibits transfers of membership interests without the consent of at least two out of three managing members of our Sponsor. As the managing members of our Sponsor, Mr. Barcelo, Mr. Anderson and Mr. Atkins may consent to transfers of membership interests. As a result, there is a risk that our Sponsor (or Mr. Barcelo, Mr. Anderson or Mr. Atkins) may divest its (or his or our officers’ and directors’) ownership or economic interests in us or in the Sponsor before a Business Combination target is identified, which would likely result in the company’s loss of certain key personnel, including Mr. Anderson and Mr. Atkins. Additionally, there can be no assurance that any replacement Sponsor or key personnel will successfully identify a Business Combination target for us, or, even if one is so identified, successfully complete such Business Combination.

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

Our letter agreement with our Sponsor, officers and directors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval (although releasing the parties from the restriction not to transfer the Founder Shares for 185 days following the date of the IPO Registration Statement will require the prior written consent of the underwriter). While we do not expect our board to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

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

The following table shows the Public Shareholders’ and our Sponsor’s investment per share and how these compare to the implied value of one Class A Ordinary Share upon the completion of our initial Business Combination. The following table assumes that (i) our valuation is $270,250,000 (which is the amount we had in the Trust Account for our initial Business Combination following payment of the underwriter’s deferred commissions and deferred advisory fees), (ii) no interest is earned on the funds held in the Trust Account, (iii) no Public Shares are redeemed in connection with our initial Business Combination and (iv) all Founder Shares are held by our Initial Shareholders upon completion of our initial Business Combination, and does not take into account other potential impacts on our valuation at the time of the initial Business Combination, such as (i) the value of our public and Private Placement Warrants, (ii) the trading price of our Class A Ordinary Shares, (iii) the initial Business Combination transaction costs (other than the payment of $8,625,000 of deferred underwriting commissions and $8,625,000 of deferred advisory fees), (iv) any equity issued or cash paid to the target’s sellers, (v) any equity issued to other third-party investors, or (vi) the target’s business itself.

Public Shares	28,750,000
Founder Shares	7,187,500
Total shares	35,937,500
Total funds in trust available for initial Business Combination	$270,250,000
Public Shareholders’ investment per Class A Ordinary Share(1)	$10.00
Sponsor’s investment per Class B Ordinary Share(2)	$0.003
Initial implied value per public share	$9.40
Implied value per share upon consummation of initial Business Combination(3)	$7.52

(1)	While the Public Shareholders’ investment is in both the Public Shares and the Public Warrants, for purposes of this table the full investment amount is ascribed to the Public Shares only.
(2)	The total investment in the equity of the company by or attributed to the Sponsor is $2,525,000, consisting of (i) $25,000 paid by an entity wholly owned by Daniel Barcelo, one of our Directors, for the Founder Shares upon original issuance (with all such Founder Shares subsequently being transferred to our Sponsor for no additional consideration) and (ii) $2,500,000 paid by the Sponsor for 2,500,000 Private Placement Warrants. For purposes of this table, the full investment amount is ascribed to the Founder Shares only.
(3)	All Founder Shares would automatically convert into Class A Ordinary Shares upon completion of our initial Business Combination or earlier at the option of the holder.

Based on these assumptions, each Class A Ordinary Share would have an implied value of $7.52 per share upon completion of our initial Business Combination, representing an approximately 20.0% decrease from the initial implied value of $9.40 per public share. While the implied value of $7.52 per Class A Ordinary Share upon completion of our initial Business Combination would represent a dilution to our Public Shareholders, this would represent a significant increase in value for our Sponsor relative to the price it paid for each Founder Share. At $7.52 per Class A Ordinary Share, the 7,187,500 Class A Ordinary Shares that the Sponsor would own upon completion of our initial Business Combination (after automatic conversion of the 7,187,500 Founder Shares) would have an aggregate implied value of $54,050,000. As a result, even if the trading price of our Class A Ordinary Share significantly declines, the value of the Founder Shares held by our Sponsor will be significantly greater than the amount our Sponsor paid to purchase such shares. In addition, our Sponsor could potentially recoup its entire investment in our company even if the trading price of our Class A Ordinary Shares after the initial Business Combination is as low as $0.35 per share. As a result, our Sponsor is likely to earn a substantial profit on its investment in us upon disposition of its Class A Ordinary Shares even if the trading price of our Class A Ordinary Shares declines after we complete our initial Business Combination. Our Sponsor may therefore be economically incentivized to complete an initial Business Combination with a riskier, weaker-performing or less-established target business than would be the case if our Sponsor had paid the same per-share price for the Founder Shares as our Public Shareholders paid for their Public Shares. The non-managing Sponsor investors will share in any appreciation of the Founder Shares through their membership interests in the Sponsor if we successfully complete a Business Combination, so they may vote any Public Shares they own in favor of a Business Combination, and make a substantial profit on such interests, even if the Business Combination is with a target that ultimately declines in value and is not profitable for other Public Shareholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

Although, as a blank check company, we do not have any operations, we are nonetheless subject to the risk of cybersecurity incidents. Among other things, the investments in our Trust Account and bank deposits may be vulnerable to such incidents, and we may depend on the digital technologies of third parties. We and third parties may be subject to cybersecurity attacks or security breaches. To the extent that we rely on the technologies of third parties, we depend upon the personnel and the processes of such third parties to protect against cybersecurity incidents, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, our Management Team will report to the Board of Directors and provide updates on the Management Team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss. We have not encountered any cybersecurity incidents since our Initial Public Offering. In addition to our own cybersecurity risks, any proposed Business Combination target may have been subject to, or may in the future be subject to, cybersecurity incidents.

ITEM 2. PROPERTIES

Our executive offices are located at 1001 S Capital of Texas Hwy, Building L, Suite 250, Austin, Texas 78746, and our telephone number is (512) 904-0200. The cost for our use of this space is included in the $5,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and shared personnel support services, pursuant to the Administrative Services Agreement. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

(a)	Market Information

Our Units, Public Shares and Public Warrants are each traded on the Global Market tier of the New York Stock Exchange under the symbols “ALUB U,” “ALUB” and “ALUB WS,” respectively. Our Units commenced public trading on November 14, 2025, and our Public Shares and Public Warrants commenced separate public trading on January 6, 2026.

(b)	Holders

On March 20, 2026, there was one holder of record of our Units, two holders of record of our Class A Ordinary Shares, one holder of record of our Class B Ordinary Shares, and two holders of record of our Warrants.

(c)	Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial Business Combination. The payment of any cash dividends subsequent to our initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)	Performance Graph

As a smaller reporting company, we are not required to provide the information required by Regulation S-K Item 201(e).

(f)	Recent Sales of Unregistered Securities

Simultaneously with the closing of the Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements, dated November 14, 2025, which we entered into with the Sponsor, we completed the private sale of an aggregate of 2,500,000 Private Placement Warrants, at a price of $1.00 per Private Placement Warrant, or $2,500,000 in the aggregate. Each Private Placement Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Private Placement Warrants (and underlying securities) are identical to the Public Warrants, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants are not transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. No underwriting discounts or commissions were paid with respect to such sale. The Private Placement Warrants may be exercised for cash or on a “cashless basis.” The Private Placement Warrants are not redeemable and will not expire except upon liquidation. The issuance of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

(g)	Use of Proceeds from the Initial Public Offering

On November 14, 2025, the Company consummated the Initial Public Offering of 28,750,000 Units at $10.00 per unit, which included the full exercise by the underwriter of their over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit. The securities in the Initial Public Offering were registered under the Securities Act on the IPO Registration Statement, which became effective on November 12, 2025. Santander acted as sole book-running manager of the Initial Public Offering.

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

There has been no material change in the planned use of the proceeds from our Initial Public Offering and the Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(h)	Issuer Purchases of Equity Securities

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a blank check company incorporated in the Cayman Islands on August 16, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses we have not yet identified. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the Combination Period consistent with applicable laws, regulations and stock exchange rules by amending our Amended and Restated Charter. Such an amendment would require the approval of our Public Shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 16, 2024 (inception) through December 31, 2025 were organizational activities, those activities necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2025, we had a net loss of $7,403,644, which consisted of general and administrative costs of $219,519 and an advisory fee of $8,625,000, offset by $1,440,875 of interest income on investments held in the Trust Account.

For the period from August 16, 2024 (inception) to December 31, 2024, we had a net loss of $74,235 which consisted of general and administrative costs.

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

Following the Initial Public Offering and the private placement, a total of $287,500,000 was placed in the Trust Account. We incurred transaction costs of $11,020,569 consisting of $250,000 of cash underwriting fee, $8,625,000 of deferred underwriting fee (see additional discussion in Note 6 of the audited financial statements), and $2,145,569 of other offering costs.

For the year ended December 31, 2025, cash used in operating activities was $330,856. We had a net loss of $7,403,644 driven by $219,519 of general and administrative expenses and $8,625,000 of advisory fees which were offset by interest earned on investments held in the Trust Account of $1,440,875. Changes in operating assets and liabilities used $111,337 of cash for operating activities.

At December 31, 2025, we had investments held in the Trust Account of $288,940,875 (including $1,440,875 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, if any, and excluding deferred underwriting commissions, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2025, we had cash of $1,163,106 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On October 15, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to the Note. The loan was non-interest-bearing and unsecured. As of December 31, 2025, we had borrowed $197,917 under the Note. Subsequently, on January 12, 2026, we paid the Note in full and borrowings under the Note are no longer available.

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

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The audited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Underwriting Agreement

We paid the underwriter a cash underwriting discount of $250,000 at the closing of the Initial Public Offering, with an additional fee of 3.00% of the gross offering proceeds payable only upon the Company’s completion of its initial Business Combination which we refer to as Deferred Discount for a total deferred underwriting fee of $8,625,000. The Deferred Discount will become payable to the underwriter from the amounts held in the Trust Account solely in the event the Company completes its initial Business Combination.

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

Deferred Legal Fees

The Company has entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer certain fees until the closing of the initial Business Combination. As of December 31, 2025, the Company had incurred $1,197,413 of legal fees in excess of the deferral threshold.

Registration Rights

The holders of (i) Founder Shares (only after conversion of such shares to Class A Ordinary Shares), (ii) Private Placement Warrants (and their underlying securities) and (iii) Warrants that may be issued upon conversion of Working Capital Loans (and their underlying securities), if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands and have “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates and Policies

The preparation of the audited financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations would be affected. We base our estimates on our own historical experience and other assumptions that we believe are reasonable taking into account our circumstances and future expectations based on the available information. We evaluate these estimates on an ongoing basis.

We consider an accounting estimate to be critical if (i) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time when the accounting estimate was made; and (ii) changes in the estimate that are reasonably likely to occur from period to period or use of different estimates that we reasonably could have used in the current period, would have a material amount on our financial condition or results of operations. There are items in our financial statements that require estimation, but are not deemed to be critical, as defined above.

For a detailed discussion of our significant accounting policies and related judgements, see “Note 2– Summary of Significant Accounting Policies” in the notes to the financial statements contained Item 8. Financial Statements and Supplementary Data in this Report.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with our liquidation, or if there is a shareholder vote or tender offer in connection with our initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” we classify Public Shares subject to redemption outside of permanent equity as the redemption provisions are not solely within our control. We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Warrants

We accounted for the 9,583,333 Public Warrants and the 2,500,000 Private Placement Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, we evaluated and classified the warrant instruments under equity treatment at their assigned values.

Recent Accounting Pronouncements

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

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements and notes thereto contained elsewhere in this Report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ALUSSA ENERGY ACQUISITION CORP. II

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID 100)	F-2
Financial Statements
Balance Sheets as of December 31, 2025 and 2024	F-3
Statements of Operations for the Year Ended December 31, 2025 and for the Period from August 16, 2024 (Inception) through December 31, 2024	F-4
Statements of Changes in Shareholders’ Deficit for the Year Ended December 31, 2025 and for the Period from August 16, 2024 (Inception) through December 31, 2024	F-5
Statements of Cash Flows for the Year Ended December 31, 2025 and for the Period from August 16, 2024 (Inception) through December 31, 2024	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Alussa Energy Acquisition Corp. II

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alussa Energy Acquisition Corp. II (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2025 and for the period from August 16, 2024 (inception) through December 31, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the year ended December 31, 2025 and for the period from August 16, 2024 (inception) through December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2024.

New York, New York

March 27, 2026

PCAOB Number 100

FINANCIAL STATEMENTS

ALUSSA ENERGY ACQUISITION CORP. II
BALANCE SHEETS

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$1,163,106	$4,200
Prepaid expenses	80,800	-
Total current assets	1,243,906	4,200
Deferred offering costs	-	618,506
Long-term prepaid insurance	58,500	-
Investments held in Trust Account	288,940,875	-
Total assets	$290,243,281	$622,706
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$71,398	$43,435
Accrued offering costs	-	603,506
Related party loan	197,917	25,000
Total current liabilities	269,315	671,941
Deferred legal fees	1,197,413	-
Deferred advisory fee	8,625,000	-
Deferred underwriting fee	8,625,000	-
Total liabilities	18,716,728	671,941
Commitments and contingencies (Note 6)
Temporary equity:
Class A Ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.05 per share at December 31, 2025	288,940,875	-
Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding at December 31, 2025 and 2024	-	-
Class A Ordinary shares, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding as of December 31, 2025 and 2024 (excluding 28,750,000 shares subject to possible redemption at December 31, 2025)	-	-
Class B Ordinary shares, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 issued and outstanding at December 31, 2025 and 2024 (1)	719	719
Additional paid-in capital	-	24,281
Accumulated deficit	(17,415,041)	(74,235)
Total shareholders’ deficit	(17,414,322)	(49,235)
Total liabilities, temporary equity and shareholders’ deficit	$290,243,281	$622,706

(1)	Includes up to 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 5). On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2025	For the Period from August 16, 2024 (Inception) through December 31, 2024
General and administrative costs	$219,519	$74,235
Advisory fee	8,625,000	-
Loss from operations	(8,844,519)	(74,235)

Other income:
Interest earned on investments held in Trust Account	1,440,875	-
Net loss	$(7,403,644)	$(74,235)

Weighted - average shares outstanding - basic and diluted Class A Ordinary Shares	3,780,822	-
Net loss per share - basic and diluted Class A - Ordinary shares	$(0.73)	$-
Weighted - average shares outstanding - basic and diluted Class B Ordinary Shares (1)	6,373,288	6,250,000
Net loss per share - basic and diluted - Class B Ordinary shares	$(0.73)	$(0.01)

(1)	The year ended December 31, 2024 excludes 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 5). On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2025 AND FOR THE PERIOD FROM AUGUST 16, 2024 (INCEPTION) THROUGH DECEMBER 31, 2024

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at August 16, 2024 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Founder Shares to Sponsor (1)	-	-	7,187,500	719	24,281	-	25,000
Net loss	-	-	-	-	-	(74,235)	(74,235)
Balance at December 31, 2024	-	$-	7,187,500	$719	$24,281	$(74,235)	$(49,235)
Sale of 2,500,000 Private Placement Warrants	-	-	-	-	2,500,000	-	2,500,000
Allocated value of transaction costs to Public Warrants	-	-	-	-	(121,226)	-	(121,226)
Fair value of Public Warrants at issuance	-	-	-	-	3,162,500		3,162,500
Accretion of Class A Ordinary Shares to redemption amount	-	-	-	-	(5,565,555)	(9,937,162)	(15,502,717)
Net loss	-	-	-	-	-	(7,403,644)	(7,403,644)
Balance at December 31, 2025	-	$-	7,187,500	$719	$-	$(17,415,041)	$(17,414,322)

(1)	Includes up to 937,500 Class B Ordinary Shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (Note 5). On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B Ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2025	For the Period from August 16, 2024 (Inception) through December 31, 2024
Cash flows from operating activities:
Net loss	$(7,403,644)	$(74,235)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on investments held in Trust Account	(1,440,875)	-
General and administrative costs paid by an affiliate of the Sponsor in exchange for issuance of Class B Ordinary shares	-	10,000
Deferred advisory fee payable	8,625,000	-
Changes in operating assets and liabilities:
Prepaid expenses	(80,800)	-
Long-term prepaid insurance	(58,500)	-
Accrued expenses	27,963	43,435
Net cash used in operating activities	(330,856)	(20,800)
Cash flows from investing activities:
Investment of cash in trust account	(287,500,000)	-
Net cash used in investing activities	(287,500,000)	-
Cash flows from financing activities:
Proceeds from sale of Units	287,500,000	-
Underwriting discount paid	(250,000)	-
Proceeds from sale of Private Placement Warrants	2,500,000	-
Proceeds from related party loan	172,917	25,000
Payment of offering costs	(933,155)	-
Net cash provided by financing activities	288,989,762	25,000
Net change in cash	1,158,906	4,200
Cash beginning of period	4,200	-
Cash end of period	$1,163,106	$4,200

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs paid by an affiliate of the Sponsor in exchange for issuance of Class B Ordinary shares	$-	$15,000
Deferred offering costs included in accrued offering costs	$-	$603,506
Deferred legal fee payable	$1,197,413	$-
Deferred underwriting fee payable	$8,625,000	$-

The accompanying notes are an integral part of these financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2025

Note 1 — Description of Business and Operations

Description of Business

Alussa Energy Acquisition Corp. II (the “Company”) was incorporated as a Cayman Islands exempted company on August 16, 2024. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the “Securities Act,” as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2025, the Company has not yet commenced operations. All activity for the period from August 16, 2024 (inception) through December 31, 2024 and for the year ended December 31, 2025 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement Warrants (as defined in Note 4). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Alussa Energy Sponsor II LLC (the “Sponsor”), an affiliate of the Company.

The registration statement for the Company’s Initial Public Offering became effective on November 12, 2025 (the “IPO Registration Statement”). On November 14, 2025, the Company consummated the Initial Public Offering of 28,750,000 Units at $10.00 per unit, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, which is discussed in Note 3 (the “Initial Public Offering”), and the sale of 2,500,000 Warrants at a price of $1.00 in the aggregate, in a private placement (see Note 4) that closed concurrently with the Initial Public Offering. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share (see Note 4). The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds other than taxes payable on interest earned on the Trust Account (as defined below) are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions and advisory fees).

Transaction costs amounted to $11,020,569, consisting of cash underwriting fees of $250,000, deferred underwriting fees of $8,625,000 (see additional discussion in Note 6), and other offering costs of $2,145,569.

The Trust Account

Upon the closing of the Initial Public Offering and the private placement, Management placed an aggregate of $287,500,000 ($10.00 per Unit sold) in a trust account (“Trust Account”) that may only be invested in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company (except for the Company’s independent registered public accounting firm), or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per public share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the Initial Public Offering underwriter against certain liabilities, including liabilities under the Securities Act. However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and the Company believes that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure you that the Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the initial Business Combination and redemptions could be reduced to less than $10.00 per public share.

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity and Capital Resources

As of December 31, 2025, the Company had $1,163,106 in cash and working capital of $974,591. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination plans. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, Management does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these financial statements.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Emerging Growth Company Status

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

Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $1,163,106 and $4,200 in cash as of December 31, 2025 and 2024, respectively.

Investments Held in Trust

As of December 31, 2025, the assets held in the Trust Account, amounting to $288,940,875, were held in cash and U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Such investments are classified as trading securities which are presented at fair value. Gains and losses resulting from the change in fair value of these securities are included in interest earned on investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. There were no assets held in the Trust Account as of December 31, 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of December 31, 2025, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASBASC Topic 820, Fair Value Measurement, approximates the carrying amounts represented in the balance sheets, primarily due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”). For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheets as current or non-current based on whether or not net cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5.A, Expenses of Offering. The Company has incurred deferred offering costs that consist principally of professional and registration fees related to the Initial Public Offering. FASB ASC Topic 470-20, Debt with Conversion and Other Options, addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applied this guidance to allocate the net proceeds of the Initial Public Offering from the Units between Public Shares and Public Warrants using each instrument’s relative fair value. Offering costs allocated to the Public Shares were charged to temporary equity; offering costs allocated to the Public Warrants and Private Placement Warrants (as defined in Note 4) were charged to shareholders’ deficit, as Public Warrants and Private Placement Warrants are equity-classified based on Management’s evaluation of the pertinent terms of conditions of each financial instrument.

Warrant Instruments

The Company accounted for the 9,583,333 Public Warrants and 2,500,000 Private Placement Warrants issued in connection with the Initial Public Offering and the private placement, respectively, in accordance with the guidance in ASC 815. Accordingly, the Company evaluated the terms and conditions of each financial instrument and classified the Warrant instruments within permanent equity at their assigned value.

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares (“Class A Ordinary Shares”) are classified within temporary equity in accordance with ASC 480-10-S99-3A given that the redemption provisions with respect to shares of Class A Ordinary Shares are not solely within the Company’s control as the Public Shareholders have the right to redeem such Class A Ordinary Shares upon the completion of the initial Business Combination. Class A redeemable shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Class A redeemable shares will be classified as temporary equity with the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheet.

As of December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the accompanying balance sheet are reconciled to the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,162,500)
Class A Ordinary Shares issuance costs	(10,899,342)
Plus:
Accretion of carrying value to redemption value	15,502,717
Class A Ordinary Shares subject to possible redemption	$288,940,875

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2025 and 2024, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s income tax provision was zero for the periods presented.

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

Net Loss per Ordinary Share

The Company complies with accounting and disclosure requirements of the Financial Accounting Standards Board ASC Topic 260, Earnings Per Share. Net loss per share is computed by dividing net loss by the weighted average number of Ordinary Shares outstanding during the period, excluding Ordinary Shares subject to forfeiture. Basic and diluted net loss per Ordinary Share for Class A Ordinary Shares and Class B Ordinary Shares is calculated by dividing net loss per Ordinary Share attributable to the Company by the weighted average number of Class A Ordinary Shares and Class B Ordinary Shares outstanding, allocated proportionally to each class of Ordinary Shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value.

As of December 31, 2025 and 2024, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of the Company. As a result, diluted loss per Ordinary Share is the same as basic loss per Ordinary Share for the periods presented.

	For the Year Ended December 31, 2025		For the Period from August 16, 2024 (Inception) through December 31, 2024
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(2,756,703)	$(4,646,941)	$-	$(74,235)

Denominator:
Weighted-average shares outstanding	3,780,822	6,373,288	-	6,250,000
Basic and diluted net loss per share	$(0.73)	$(0.73)	$-	$(0.01)

Contingencies

Certain conditions may exist as of the date the Company’s financial statements are issued, which may result in a loss but which will only be resolved when one or more future events occur or fail to occur. In the preparation of the Company’s financial statements, Management assesses the need for accounting recognition or disclosure of these contingencies, if any, and such assessment inherently involves an exercise in judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, Management and legal counsel evaluate the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

When applicable, the Company will accrue an undiscounted liability for contingencies where the incurrence of a loss is probable and the amount can be reasonably estimated. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum amount within the range is accrued. The Company does not record a contingent liability when the likelihood of loss is probable but the amount cannot be reasonably estimated or when it is believed to be only reasonably possible or remote.

For contingencies where an unfavorable outcome is reasonably possible and the impact would be material, the Company discloses the nature of the contingency and, if feasible, an estimate of the possible loss or range of loss. Loss contingencies considered remote are generally not disclosed. See Note 6 – Commitments and Contingencies.

Recent Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU improves the transparency of income tax disclosures by establishing new income tax disclosure requirements in addition to modifying and eliminating certain existing requirements. Under new guidance, all entities subject to ASC 740 must consistently categorize and provide greater disaggregation of information in the rate reconciliation. They must also further disaggregate income taxes paid. The new guidance will become effective for the Company’s financial statements issued for annual reporting periods beginning on January 1, 2026. The Company will be required to adopt this guidance on a prospective basis with an option to apply it retrospectively for each period presented. Early adoption of the standard is also permitted. Management is currently evaluating the impact of the new standard on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 28,750,000 Units at a price of $10.00 per unit for a total of $287,500,000, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one Public Share and one-third of one redeemable Warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustments (see Note 7).

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

Note 5 — Related Party Transactions

Founder Shares

On September 6, 2024, the Company issued an aggregate of 7,187,500 Class B Ordinary Shares, $0.0001 par value (the “Founder Shares”), to an entity affiliated with the Sponsor in exchange for a $25,000 payment (approximately $0.003 per share) to cover certain formation and deferred offering costs on behalf of the Company. On October 15, 2024, the Founder Shares were transferred from the affiliated entity to the Sponsor for no additional consideration. As used herein, unless the context otherwise requires, “Founder Shares” shall be deemed to include the Class A Ordinary Shares, $0.0001 par value, of the Company issuable upon conversion thereof. The Founder Shares are identical to the Public Shares included in the Units  sold in the Initial Public Offering except that the Founder Shares automatically convert into Public Shares at the time of the initial Business Combination (with such conversion taking place immediately prior to, simultaneously with, or immediately following the time of the initial Business Combination, as may be determined by the directors of the Company) or earlier at the option of the holder and are subject to certain transfer restrictions, as described in more detail below. The Sponsor will not be entitled to redemption rights with respect to any Founder Shares and any Public Shares held by the Sponsor in connection with the completion of the initial Business Combination. If the initial Business Combination is not completed within 24 months from the closing of the Initial Public Offering, the Sponsor will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares held by it. The Sponsor previously agreed to forfeit up to an aggregate of 937,500 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriter so that the Founder Shares will represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On November 14, 2025, as a result of the underwriter’s election to fully exercise its over-allotment option, the 937,500 shares are no longer subject to forfeiture.

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

Each of the Company’s executive officers and directors received an indirect interest in 50,000 Founder Shares through membership interests in the Sponsor for their services. The provision of the indirect interest in the Founder Shares to the Company’s executive officers and directors by Sponsor is in the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares granted to the Company’s executive officers and directors was $1.67 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of December 31, 2025, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to reimburse an affiliate of the Sponsor an aggregate of $5,000 a month for office space, utilities and secretarial and administrative support. For the year ended December 31, 2025, the Company incurred $8,167 of fees for these services and recorded as accrued expense in the accompanying balance sheets. There were no services and fees incurred for the year ended December 31, 2024. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

On September 6, 2024, the Company and an affiliated entity entered into a loan agreement, whereby such entity agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Affiliate Note”). On October 15, 2024, the Affiliate Note was terminated and the Company and the Sponsor entered into a new loan agreement (the “Note”) on the same terms as the Affiliate Note. This loan is non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. As of December 31, 2025 and 2024, the Company had $197,917 and $25,000, respectively, in outstanding borrowings under the Note. As discussed in Note 10 – Subsequent Events, the outstanding balance of $197,917 of the related party loan was repaid on January 12, 2026, and borrowings under the Note are no longer available.

 Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into Warrants of the post-business combination entity at a price of $1.00 per Warrant at the option of the Sponsor. The Warrants and their underlying securities would be identical to the Private Placement Warrants. As of December 31, 2025 and 2024, the Company had no outstanding borrowings under Working Capital Loans.

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

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 3,750,000 additional Units to cover any over-allotments at the Initial Public Offering price. The underwriter elected to fully exercise the over-allotment option to purchase the additional 3,750,000 Units at a price of $10.00 per Unit concurrently with the closing of the Initial Public Offering on November 14, 2025.

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

Advisory Fee

In addition to the Deferred Discount, the Company engaged Santander US Capital Markets LLC (“Santander”) to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable as of December 31, 2025, and $8,625,000 has been recorded as deferred advisory fee on the accompanying condensed balance sheets.

Deferred Legal Fees

The Company has entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer fees until the closing of the initial Business Combination. As of December 31, 2025, the Company had incurred $1,197,413 of legal fees in excess of the deferral threshold. As of December 31, 2024, there were no deferred legal fees in excess of the deferral threshold.

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 2,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of December 31, 2025 and 2024, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized Ordinary Shares of the Company include up to 250,000,000 Class A Ordinary Shares with a par value of $0.0001 per share and 25,000,000 Class B Ordinary Shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A Ordinary Shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s Ordinary Shares are entitled to one vote for each Ordinary Share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). The Company’s Class A Ordinary Shares have been classified within temporary equity as of November 14, 2025, in accordance with ASC 480-10-S99-3A to the extent that Public Shareholders have the right to redeem such Class A Ordinary Shares upon the completion of the initial Business Combination. As of December 31, 2025 and 2024, there were no Class A Ordinary Shares issued or outstanding.

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

On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B Ordinary Shares were no longer subject to forfeiture. As of December 31, 2025 and 2024, there were 7,187,500 Class B Ordinary Shares issued and outstanding.

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

The Private Placement Warrants will are identical to the Public Warrants underlying the Units  sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. The Private Placement Warrants may be exercised for cash or on a “cashless basis.” The Private Placement Warrants are not redeemable and will not expire except upon liquidation.

As of December 31, 2025, there were 9,583,333 Public Warrants and 2,500,000 Private Placement Warrants outstanding. There were no Public Warrants or Private Placement Warrants outstanding as of December 31, 2024.

Redemption of Public Warrants — Once the Warrants become exercisable, the Company may redeem the outstanding Public Warrants:

●	In whole and not in part;

●	At a price of $0.01 per Public Warrant;

●	Upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”); and

●	If, and only if, the closing price of the Class A Ordinary Shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading-day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the Warrant holders.

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

Note 8 — Fair Value Measurements

At December 31, 2025, assets held in the Trust Account were comprised of $288,940,875 of investments in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less. Through December 31, 2025, the Company did not withdraw any amount of interest earned on the Trust Account. There were no assets held in the Trust Account as of December 31, 2024.

The following table presents information about the Company’s assets held in the Trust Account that are measured at fair value on a recurring basis:

	December 31, 2025	Level 1	Level 2	Level 3
Investments held in Trust Account	$288,940,875	$288,940,875	$-	$-

The following table presents information about the Company’s Public Warrants that are measured at fair value on November 14, 2025 (upon issuance) and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The public warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance.

Equity:	November 14, 2025
Fair value of Public Warrants (Level 3)	$3,162,500

The Public Warrants were valued using a Monte Carlo model. The Public Warrants have been classified within shareholders’ deficit and will not require remeasurement after issuance. The following table presents the quantitative information regarding market assumptions used in the valuation of the Public Warrants:

November 14, 2025
Implied underlying stock price	$9.93
Exercise price	$11.50
Simulation term (years)	7.0
Risk-free rate (continuous)	3.9%
Selected volatility	5.5%
Probability of de-SPAC and market adjustment	25%

Note 9 — Segment Reporting

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

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the statements of operations as net income or loss. The measure of segment assets is reported on the balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended December 31, 2025	For the Period from August 16, 2024 (Inception) through December 31, 2024
Cash	$1,163,106	$4,200
Investments held in Trust Account	288,940,875	-

	For the Year Ended December 31, 2025	For the Period from August 16, 2024 (Inception) through December 31, 2024
General and administrative costs	$219,519	$74,235
Advisory fees	8,625,000	-
Interest earned on investments held in Trust Account	1,440,875	-

General and administrative costs and advisory fees are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital was available to complete an Initial Public Offering and is available to complete a Business Combination within the business combination period. The CODM also reviews general and administrative costs and advisory fees to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs and advisory fees, as reported on the statements of operations, are the significant segment expenses provided to the CODM on a regular basis.

The CODM reviews interest earned on the Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the Trust Agreement.

All other segment items included in net income are reported on the statements of operations and described within their respective disclosures.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after December 31, 2025, the balance sheet date, through the date these financial statements were issued.

On January 12, 2026, the outstanding balance of $197,917 of the related party loan was repaid and borrowings under the Note are no longer available.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the fiscal year ended December 31, 2025.

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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to the transition period established by the rules of the SEC for newly public companies and our status as an emerging growth company.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year of 2025 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
W. Richard Anderson	72	Chairman of the Board
Ole Slorer	61	Chief Executive Officer and Director
Benjamin W. Atkins	39	Chief Financial Officer
Daniel Barcelo	56	Director
Chi Chow	59	Independent Director
Maurice Dijols	67	Independent Director
Philippe Lanier	48	Independent Director
Peter Matrai	53	Independent Director
Jesse Peltan	29	Independent Director
John Wu	55	Independent Director

W. Richard Anderson, has acted as our Chairman since January 16, 2025 and one of our Directors since August 16, 2024. Since 2015, Mr. Anderson has been Chief Executive Officer of Coastline Exploration Limited (formerly, SOMA Oil and Gas Limited), with exploration license interests in deep water, offshore Somalia. Since 2024, Mr. Anderson has served as a Director of the Board for T1 Energy, an energy solutions provider building an integrated U.S. supply chain for solar and batteries. Mr. Anderson has over 40 years of experience in the financial aspects of energy-related companies, and started his career in audit with PricewaterhouseCoopers, followed by 16 years as a managing and tax partner of Hein & Associates LLP, focused on mergers and acquisitions, cross-border transactions and numerous initial and secondary public offerings. From December 1998 to August 2007, he was President and Chief Executive Officer of Prime Natural Resources, Inc., an independent Oil and Gas exploration and production company active in the United States, South America and Kurdistan. From 2008 to 2015 he was Chief Financial Officer of Eurasia Drilling Company Ltd (LSE:EDCL), a large Oil and Gas drilling company in Russia. Mr. Anderson led the company in various executive and director capacities from its initial public offering in 2007 to a privatization in 2015. For the past 25 years, Mr. Anderson has also been a Director of various public companies in the energy, exploration and resource extraction industries, assisting companies with initial public offerings and debt issuances, sourcing of other third-party financing, reorganizations, trade sales, pay outs of special dividends, issuing special awards to Management Teams and conducting internal investigations with the assistance of outside counsel and forensic accountants. His involvement has frequently been on audit committees and as Chairman of audit committees. From April 2014 to April 2019, he served as a Director and Chairman of the Compensation Committee of Gulf Marine Services (LON: GMS); from August 2008 to January 2015, as a Director of Eurasia Drilling Company Limited and member of the Audit Committee (LON: EDCL); and from December 2013 to the present as a Director of Coastline Exploration Limited. Mr. Anderson’s professional qualifications include membership in the AICPA, Texas Society of Certified Public Accountants, Houston Chapter of Texas Society of CPAs and the Society of Exploration Geophysicists. Mr. Anderson graduated from the University of Colorado, magna cum laude, in 1978 and then obtained a masters in taxation from the University of Denver in 1985. Mr. Anderson is well qualified to serve as a Director due to his extensive operational, public company director and finance experience in the energy, exploration and resource extraction industries.

Ole Slorer, our Chief Executive Officer and one of our Directors, is a seasoned finance and energy industry executive with over 35 years of experience in investment banking, capital markets, and industrial technology sectors. Mr. Slorer currently serves as a Director on the Board of Moreld AS, a Norwegian engineering and offshore marine services firm, after assuming this position in 2024. He previously spent over four years at BTIG, where he held the role of Managing Director and Head of Energy & Shipping Investment Banking, leading high-profile transaction origination and execution across energy and shipping sectors. Prior to BTIG, from 2001 to 2018, Mr. Slorer worked at Morgan Stanley as a Managing Director and Global Head of Energy Research and Equity Research Analyst, where he led global coverage across oilfield services, equipment. During his tenure, he was consistently recognized by Institutional Investor and other industry bodies for his analytical insight and market leadership. Prior to that, he held an Executive Director role at NatWest Securities from 1989 to 2000. Since departing Morgan Stanley, he has advised and invested in a number of technology-driven ventures, primarily in the energy transition, data infrastructure, and industrial innovation verticals. Mr. Slorer holds an MSc in Shipping, Trade & Finance from Bayes Business School, the business school of City University of London and a BSc in Naval Architecture from the University of Newcastle upon Tyne. Mr. Slorer is well-qualified to serve as a Director due to his strategic insight, capital markets expertise, and deep sector knowledge.

Benjamin W. Atkins, our Chief Financial Officer since January 16, 2025, is currently an Advisor to Alussa Energy and Actus Logistics. He was previously a member of the Management Team of Power and Digital Infrastructure Acquisition Corporation (“XPDI”), the SPAC which merged with Core Scientific (NASDAQ: CORZ) in 2022. Prior to joining XPDI, he co-founded HODL Ranch, a blockchain-based data center company, and Skybox Datacenters, an enterprise data center company. He is a co-founder and partner of Rugen Street Capital. Prior to becoming an entrepreneur, Mr. Atkins served as an equity research analyst at Chilton Capital Management and an international equity analyst at Salient Partners in Houston, Texas.

Daniel Barcelo is a director of the Company. Mr. Barcelo has over 30 years of experience in international energy finance and emerging markets and is currently the Chairman of the Board and the Chief Executive Officer for T1 Energy. Mr. Barcelo brings experience encompassing executive management, portfolio management, capital markets, corporate restructuring, valuation, deal origination and structuring. Prior to founding Alussa Energy in 2019, he was a Director of Research and Portfolio Manager at Moore Capital Management from 2008 to 2011 and an equity research analyst with Lehman Brothers from 1998 to 2004, Bank of America from 2004 to 2008, and Managing Director and Head of Oil and Gas at Renaissance Capital in Moscow, Russia from 2011 to 2012. His corporate experience includes small capitalization start-ups and restructuring in E&P in complicated geo-markets, including executive roles as Chief Financial Officer of Ruspetro plc in Russia from 2012 to 2014, Head of Corporate Finance of Lekoil Limited in Nigeria from 2015 to 2016 and co-founder, Director and Chief Financial Officer of Invicti Terra Argentina Limited in Argentina from 2017 to 2019. He is a graduate of Syracuse University with a Bachelor of Science in Finance and is also a CFA charterholder.

Chi Chow is an independent director of the Company. Mr. Chow has over 24 years of capital markets, equity research and corporate finance experience. Mr. Chow was a top-ranked equity research analyst covering the refining and logistics industry for Tudor, Pickering, Holt & Co., Macquarie Capital, Merrill Lynch and Petrie Parkman & Co. In 2007, he was recognized as the #1 ranked Stock Picker by Forbes across all industries and #1 Oil and Gas analyst by the Wall Street Journal. Mr. Chow also has prior experience in investment banking at Houlihan Lokey Howard & Zukin and energy corporate finance and strategy at Andeavor and ARCO. He holds an MBA from the University of Michigan and a Bachelor of Science degree in Civil Engineering from the University of Texas. Mr. Chow is well qualified to serve as a Director due to his extensive operational, investment and corporate finance experience.

Maurice Dijols is an independent director of the Company. He has been with Schlumberger (NYSE:SLB) for 34 years, most recently serving as the President of Russia Operations from 2003 to 2011. As President of North Central Europe & the Commonwealth of Independent States (“CIS”) of Schlumberger Sema from 2001 to 2003, he provided strategic direction for Schlumberger’s business operations in France, Switzerland, Belgium, UK, Ireland, Germany, Netherlands, Scandinavia, Eastern Europe and the CIS. Previously Mr. Dijols held a variety of executive positions, including Chief Information Officer of Schlumberger Limited and the President of Schlumberger Oilfield Services North and South America. Prior to this, he held senior executive positions with Schlumberger Oilfield Services, including President of Wireline & Testing, Personnel Director for Oilfield Services, and President of Wireline & Testing Operations in North America. From June 2015, he has been the Chairman of The Supervisory Board at Petro Welt Technologies AG (C.A.T. Oil AG). Mr. Dijols’s previous non-executive Director positions include: Eurasia Drilling Company from 2011 to 2015, Ruspetro PLC from 2013 to 2016, Bashneft from 2015 to 2016, G Seismic Services Limited from 2012 to 2016, and Alussa Energy Acquisition Corp. from 2019 to 2022. He is a graduate of the Ecole d’Ingenieurs de Marseille and the Ecole Superieure d’Electricite de Paris. Mr. Dijols is well qualified to serve as a Director due to his extensive operational and executive experience in the energy and resource extraction industries.

Philippe Lanier is an independent director of the Company. Mr. Lanier is a Principal at EastBanc and is responsible for overseeing all company activities. Prior to EastBanc, he spent seven years as an Equity Research Analyst at Lehman Brothers and Bank of America Securities and worked as an Acquisitions Manager at the European Office of Prudential Real Estate Investors (PREI). Philippe has done intermittent work with EastBanc since 1998. Mr. Lanier is well qualified to serve as a Director due to his extensive operational and investment experience.

Peter Matrai is an independent director of the Company. Mr. Matrai has acted a member of T1 Energy Legacy’s Board of Directors since 2019. Prior to and concurrently with joining T1 Energy Legacy, he served as Co-Founder and Managing Partner at EDGE Global LLC. Prior to EDGE Global LLC, Mr. Matrai was Senior Advisor at SYSTEMIQ Ltd. and Chief Financial Officer at Joule Unlimited. He has also served on the Board of Directors of the not-for-profit HTTP Foundation. Mr. Matrai holds a B.S. in Economics and M.Sc. in Finance from Budapest University of Economics, an M.Sc. in Financial Services and Banking Techniques from Université Panthéon-Assas, and an M.B.A. from the University of Chicago Booth School of Business. Mr. Matrai is well qualified to serve as a Director due to his extensive operational and executive experience in the energy industries.

Jesse Peltan is an independent director of the Company. Mr. Peltan is a repeat founder in industrial decarbonization and clean energy. He has spent his professional career researching, developing, and implementing innovative solutions to decarbonize energy intensive industries. Mr. Peltan co-founded HODL Ranch in 2018, where he served as CTO, developing systems to enable bitcoin mining in West Texas powered by wind and solar energy. In 2021, he was recognized as Forbes 30 Under 30 in energy. In 2022, he served as a member of the Management Team of Power and Digital Infrastructure Acquisition Corporation (“XPDI”), the SPAC that merged with Core Scientific (NASDAQ: CORZ) in 2022. Mr. Peltan is a fellow at the Abundance Institute, working on energy policy. He is an active public speaker in energy, speaking at events such as the Oslo Freedom Forum, Rystad Energy Transition Marathon, and ERCOT Market Summit. Mr. Peltan is well qualified to serve as a Director due to his extensive experience in energy sectors, investment and blank check company experience.

John Wu is an independent director of the Company. Mr. Wu is a seasoned entrepreneur and alternative investment executive with over twenty years of experience investing in technology, media, telecom, and FinTech companies. He has a track record in long/short equity investing in developed and emerging markets. In addition, he has experience investing in macro assets as well as structuring derivative products and developing risk management tools. From 2018 to 2019 he was an officer of Thunder Bridge Acquisition, Ltd. (NASDAQ: TBRG), a blank check company which in July 2019 consummated its initial business combination with Hawk Parent Holdings, LLC, or Repay, an omnichannel payments technology provider, following which Thunder Bridge changed its name to Repay Holdings Corporation. Mr. Wu was also an officer of Thunder Bridge Acquisition II, Ltd., which merged with indie Semiconductor (NASDAQ: INDI). From 2018 to 2019, Mr. Wu served as the Chief Executive Officer of the Digital Assets Group of SharesPost, overseeing its expansion into digital securities and building an ecosystem around its technology and compliance platform. SharesPost provides global liquidity for private growth company securities, allowing issuers and investors to use its existing Alternative Trading System to invest and trade in aftermarket digital securities in compliance with U.S. laws and regulations. Mr. Wu also serves as the Chief Executive Officer and Portfolio Manager of SEGO, LLC, a family office investment firm, since 2014. Previously, Mr. Wu was Managing Partner and Founder of Sureview Capital, a global multisector long-short equity hedge fund, from 2010 to 2014. While at Sureview Capital, he secured a strategic investment from The Blackstone Group and raised approximately $400 million in AUM from global institutions. Immediately prior to forming Sureview, Mr. Wu was at Kingdon Capital, a long-short hedge fund, from 2004 to 2010. At Kingdon, he was a Portfolio Manager, responsible for investing in a cross-section of industries within technology, media, telecom, consumer discretionary, business services, and FinTech. Mr. Wu was a Portfolio Manager of Weiss Multi-Strategy Advisers LLC, an asset management firm, from 2015 to 2017. Mr. Wu started his hedge fund career at Tiger Management as a macro analyst and trader. He received an M.B.A. from Harvard Business School and a B.S. in Economics from Cornell University. Mr. Wu is well qualified to serve as a Director due to his extensive operational, investment and blank check company experience.

Involvement in Certain Legal Proceedings

There are no material proceedings to which any director or executive officer, or any associate of any such director or officer is a party adverse to our Company, or has a material interest adverse to our Company.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of nine members. Holders of our Founder Shares have the right to appoint all of our directors prior to consummation of our initial Business Combination and holders of our Public Shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by the affirmative vote of at least 90% (or, where such amendment is proposed in respect of the consummation of our initial Business Combination, two-thirds) of the votes cast by such shareholders as, being entitled to do so, vote in person or, where proxies are allowed, by proxy at the applicable general meeting of the company, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter. Each of our directors serve without term limits. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our Founder Shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Collectively, through their positions described above, our officers and directors have extensive experience in public companies and in the energy industry. These individuals play a key role in identifying and evaluating prospective acquisition candidates, selecting the target businesses, and structuring, negotiating and consummating the acquisition.

Director Independence

The Board has established director independence standards, which are included in our Corporate Governance Guidelines, that are consistent with applicable NYSE listing standards. The NYSE listing standards generally define an “independent director” as a person who the Board affirmatively determines has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), and require that a majority of a Board of Directors be independent. The Board has determined that Messrs. Chow, Dijols, Lanier, Matrai, Peltan and Wu are “independent directors,” as defined in the NYSE listing standards. Independent directors meet in executive sessions without non-independent directors or management present from time to time, as determined by the independent directors, but no less than one time per year. Such meetings are typically held following regularly scheduled meetings or at such other times as requested by an independent director.

Committees of the Board of Directors

Our Board of Directors has three standing committees – an audit committee in compliance with Section 3(a)(58)(A) of the Exchange Act, a compensation committee and a nominating committee, each comprised of independent directors. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Each committee will operate under a charter that is approved by our board and has the composition and responsibilities described below.

Audit Committee

Messrs. Chow, Matrai and Wu serve as the members of our audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee, all of whom must be independent. Messrs. Chow, Matrai and Wu are each independent.

Mr. Chow serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Chow qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

●	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the independent registered public accounting firm have with us in order to evaluate their continued independence;

●	setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the independent registered public accounting firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●	meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

The members of our compensation committee are Messrs. Chow and Lanier. Mr. Chow serves as chair of the compensation committee. Under the NYSE listing standards and applicable SEC rules, we are required to have a compensation committee of at least two members, all of whom must be independent. Messrs. Chow and Lanier are each independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our chief executive officer’s based on such evaluation;

●	reviewing and making recommendations to our Board of Directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other officers;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

●	producing a report on executive compensation to be included in our annual proxy statement; and

●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

The members of our nominating and corporate governance committee are Messrs. Lanier and Wu. Mr. Lanier serves as chair of the nominating and corporate governance committee. We adopted a nominating and corporate governance committee charter, which details the principal functions of the nominating and corporate governance committee, including:

●	identifying, screening and reviewing individuals qualified to serve as directors and recommending to the Board of Directors candidates for nomination for election at the annual meeting of shareholders or to fill vacancies on the Board of Directors;

●	developing and recommending to the Board of Directors and overseeing implementation of our corporate governance guidelines;

●	coordinating and overseeing the annual self-evaluation of the Board of Directors, its committees, individual directors and management in the governance of the company; and

●	reviewing on a regular basis our overall corporate governance and recommending improvements as and when necessary.

The nominating and corporate governance committee is governed by a charter that complies with the rules of the NYSE.

Director Nominations

Our nominating and corporate governance committee recommends to the Board of Directors candidates for nomination for election at the annual meeting of the shareholders. We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Clawback Policy

We have adopted a compensation recovery policy that is compliant with the NYSE listing rules as required by the Dodd-Frank Act.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have posted a copy of our Code of Ethics, as well as the charters of the committees of our Board of Directors and our Corporate Governance Guidelines, on our website at [www.alussaenergy.com/copy-of-alussa-energy-acquisition-corp]. If we make any amendments to our Code of Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC or the NYSE rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Form 10-K or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

●	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

●	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

●	duty to not improperly fetter the exercise of future discretion;

●	duty to exercise authority for the purpose for which it is conferred and a duty to exercise powers fairly as between different sections of shareholders;

●	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

●	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge, skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position at the expense of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the memorandum and articles of association or alternatively by shareholder approval at general meetings. Each of our officers and directors presently has, and any of them in the future may have additional fiduciary, contractual or other obligations or duties to one or more other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such other entity, subject to their fiduciary duties under Cayman Islands law. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by law: (i) no individual serving as a director or an officer, among other persons, shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us, and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which (a) may be a corporate opportunity for any director or officer, on the one hand, and us, on the other unless such opportunity is expressly offered to such director or officer in their capacity as a director or officer of the company and the opportunity is one the company is legally and contractually permitted to undertake and would otherwise be reasonable for the company to pursue or (b) the presentation of which would breach an existing legal obligation of a director or officer to any other entity. Because the other entities to which our executive officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial Business Combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
W. Richard Anderson	Coastline Exploration Limited	Oil and Gas	Chief Executive Officer and Director

	T1 Energy Inc.	Energy	Director

Ole Slorer	Moreld AS	Oil and Gas	Director

Benjamin W. Atkins	Actus Logistics LLC	Logistics	Advisor

	Rugen Street Capital LLC	Investment	Co-Founder and Partner

	Alussa Energy LLC	Investment/Energy	Advisor

Daniel Barcelo	T1 Energy Inc.	Energy	Chairman of the Board and Chief Executive Officer
	Alussa Energy LLC	Investment/Energy	Founder

Chi Chow	Claire Technologies	Energy	Chief Commercial Officer

Maurice Dijols	Petro Welt Technologies AG	Oil-field Services	Chairman

Philippe Lanier	EastBanc Inc.	Real Estate	Principal

Peter Matrai	T1 Energy Inc.	Energy	Co-Founder and Director

	EDGE Global LLC	Investment	Co-Founder and Managing Partner

	HTTP Foundation	Not-for-Profit	Director

John Wu	SEGO, LLC	Family Office	Chief Executive Officer and Portfolio Manager

In addition, our Sponsor and our officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial Business Combination. As a result, our Sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other special purpose acquisition company with which they may become involved. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial Business Combination target. However, because the other entities to which our executive officers and directors owe fiduciary duties or contractual obligations are not themselves in the business of engaging in business combinations, we do not believe that any such potential conflicts would materially affect our ability to complete our initial Business Combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial Business Combination. Each of our officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our officers are not obligated to contribute any specific number of hours per week to our affairs.

●	Our Initial Shareholders purchased Founder Shares prior to the date of this Initial Public Offering and purchased Private Placement Warrants in a transaction that closed simultaneously with the closing of the Initial Public Offering. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of our initial Business Combination. Additionally, our Sponsor, officers and directors have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial Business Combination within the prescribed time frame, although they will be entitled to liquidating distributions from assets outside the Trust Account. If we do not complete our initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our Sponsor, officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of our initial Business Combination or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after our initial Business Combination that results in all of our shareholders having the right to exchange their Ordinary Shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share combinations, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination, the Founder Shares will be released from the lockup. The Private Placement Warrants (including the Class A Ordinary Shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of our initial Business Combination. Because each of our officers and director nominees owns Ordinary Shares or Warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination.

●	Sponsor and members of our Management Team directly or indirectly own our securities, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination. Sponsor and entities affiliated with our Management Team have invested in us an aggregate of $2,525,000, comprised of the $25,000 purchase price for the Founder Shares (or approximately $0.003 per share) and the $2,500,000 purchase price for the Private Placement Warrants (or $1.00 per Warrant), which may be exercised on a cashless basis. Accordingly, our Management Team, which owns interests in Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if Sponsor had paid the same per share price for the Founder Shares as our Public Shareholders paid for their Public Shares and if Sponsor were required to pay cash to exercise the Private Placement Warrants.

●	Certain members of our Management Team may receive compensation upon consummation of our initial Business Combination, and accordingly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as such compensation will not be received unless we consummate such business combination.

●	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial Business Combination.

●	In the event our Sponsor or members of our Management Team provide loans to us to finance transaction costs and/or incur expenses on our behalf in connection with an initial Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as such loans may not be repaid and/or such expenses may not be reimbursed unless we consummate such business combination.

●	Similarly, if we agree to pay our Sponsor, officers or directors, or our or their affiliates, a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, such persons may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as any such fee may not be paid unless we consummate such business combination.

●	We are not prohibited from pursuing an initial Business Combination with a company that is affiliated with our Sponsor, officers or directors, non-managing Sponsor investors, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor, officers or directors or non-managing Sponsor investors; accordingly, such affiliated person(s) may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial Business Combination as such affiliated person(s) would have interests different from our Public Shareholders and would likely not receive any financial benefit unless we consummated such business combination.

A business combination with a company that is affiliated with a non-managing Sponsor investor will not be considered a transaction with an affiliate (as defined in our amended and restated memorandum and articles of association). In the event we seek to complete our initial Business Combination with a company that is affiliated (as defined in our amended and restated memorandum and articles of association) with our Sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions, stating that the consideration to be paid by us in such an initial Business Combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the company to our Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial business, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor.

In the event that we submit our initial Business Combination to our Public Shareholders for a vote, our Sponsor, officers and directors have agreed to vote their Founder Shares, and they and the other members of our Management Team have agreed to vote their Founder Shares and any shares purchased during or after the Initial Public Offering in favor of our initial Business Combination (except that any Public Shares such parties may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act would not be voted in favor of approving the business combination transaction).

ITEM 11. EXECUTIVE COMPENSATION

None of our executive officers or directors have received any cash compensation for services rendered to us as of the date of this Report. Each of our executive officers and directors (including independent directors) received for their services as an officer and/or a director, as applicable, an indirect interest in 50,000 Founder Shares through membership interests in our Sponsor.

Our Audit Committee reviews on a quarterly basis all payments that were made to our Sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial Business Combination are made from funds held outside the Trust Account. Other than quarterly Audit Committee review of such reimbursements, we do not have any additional controls in place governing our reimbursement or payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial Business Combination.

We are not prohibited from paying any fees (including advisory fees), reimbursements or cash payments to our Sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial Business Combination, including the following payments, all of which, if made prior to the completion of our initial Business Combination, have been and will continue to be paid from funds held outside the Trust Account:

●	Repayment of up to an aggregate of $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses pursuant to the Note. As of December 31, 2025, borrowings under the Note are no longer available and the Note was paid in full on January 12, 2026.

●	Reimbursement for office space, utilities and secretarial and administrative support made available to us by an affiliate of our Sponsor, in an amount equal to $5,000 per month through the earlier of consummation of the initial Business Combination and our liquidation, pursuant to the Administrative Support Agreement;

●	Payment of consulting, success or finder fees to our independent directors or Advisor or their respective affiliates in connection with the consummation of our initial Business Combination;

●	We may engage our Sponsor or an affiliate of our Sponsor as an advisor or otherwise in connection with our initial Business Combination and certain other transactions and pay such person or entity a salary or fee in an amount that constitutes a market standard for comparable transactions;

●	Reimbursement for any out-of-pocket expenses related to identifying, investigating, negotiating and completing an initial Business Combination; and

●	Repayment of Working Capital Loans that may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial Business Combination. Up to $1,500,000 of such Working Capital Loans may be convertible into Warrants of the post-Business Combination entity at a price of $1.00 per Warrant at the option of the Sponsor. Such Warrants would be identical to the Private Placement Warrants.

After the completion of our initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to the members of our Management Team. The amount of such compensation may not be known at the time of the proposed Business Combination, because the directors of the post-Business Combination business will be responsible for determining executive officer and director compensation.

Any compensation to be paid to our executive officers will be determined, or recommended to the Board of Directors for determination, either by the Compensation Committee, which consists solely of independent directors, or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our Management Team maintain their positions with the post-Business Combination company after the consummation of our initial Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with the post-Business Combination company after our initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our Management’s motivation in identifying or selecting a target business, but we do not believe that the ability of our Management to remain with the post-Business Combination company after the consummation of our initial Business Combination will be a determining factor in our decision to proceed with any potential Business Combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation Committee is, or during 2025 served as, an officer or employee of the Company. During 2025, no member of our Compensation Committee had a relationship that must be described under the SEC rules relating to disclosure of related persons transactions. In 2025, none of our executive officers served on the board of directors or compensation committee of any entity that had one or more of its executive officers serving on the Board or our Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of March 20, 2026 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;

●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,937,500 shares of our Ordinary Shares, consisting of (i) 28,750,000 Class A Ordinary Shares and (ii) 7,187,500 Class B Ordinary Shares, issued and outstanding as of March 20, 2026. On all matters to be voted upon, except for (x) the appointment and removal of directors of the Board and (y) continuing our Company in a jurisdiction outside the Cayman Islands, holders of the Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Only holders of Class B Ordinary Shares have the right to vote on the appointment and removal of directors prior to the completion of our initial Business Combination and on a vote to continue our Company in a jurisdiction outside of the Cayman Islands. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as such Private Placement Warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Total Outstanding Ordinary Shares
Alussa Energy Sponsor II LLC(2)(3)	-	-	7,187,500	100%	100%
Daniel Barcelo(3)	-	-	-	-	-
W. Richard Anderson(3)	-	-	-	-	-
Ole Slorer	-	-	-	-	-
Benjamin W. Atkins(3)	-	-	-	-	-
Chi Chow	-	-	-	-	-
Maurice Dijols	-	-	-	-	-
Philippe Lanier	-	-	-	-	-
Peter Matrai	-	-	-	-	-
Jesse Peltan	-	-	-	-	-
John Wu	-	-	-	-	-

All officers, directors and director nominees as a group (10 persons)	-	-	7,187,500	100%	100%

Other 5% Shareholders
Hudson Bay Capital Management LP(4)	1,483,278	5.16%	-	-	-

(1)	Unless otherwise noted, the business address of each of the following is 1001 S Capital of Texas Hwy, Building L, Suite 250, Austin, Texas 78746, United States of America, +1(512) 904 0200.

(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares upon the consummation of our initial Business Combination or earlier at the option of the holder on a one-for-one basis, subject to adjustment.

(3)	Alussa Energy Sponsor II LLC, our Sponsor, is the record holder of such shares. Daniel Barcelo, W. Richard Anderson and Benjamin Atkins are the managing members of our Sponsor and control the management of our Sponsor, including the exercise of voting and investment discretion with respect to the Ordinary Shares held of record by the Sponsor. Each managing member has one vote, and the approval of two of the three managing members is required to approve an action of our Sponsor. Non-managing Sponsor investors have no right to control the Sponsor or participate in any decision regarding the disposal of any security held by the Sponsor, or otherwise. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by three or more individuals, and voting or dispositive decisions require the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. Based on the foregoing, no individual managing member of Alussa Energy Sponsor II LLC exercises voting or dispositive control over any of the securities held by Alussa Energy Sponsor II LLC, even those in which he holds a pecuniary interest. Accordingly, none of them will be deemed to have or share beneficial ownership of such securities. Daniel Barcelo, W. Richard Anderson and Benjamin Atkins, directly or through their affiliates and controlled entities, own direct and indirect interests in the membership interests of our Sponsor, which includes an indirect interest in 866,250, 1,501,250 and 1,046,250 Founder Shares, respectively, and 825,000, 625,000 and 625,000 Private Placement Warrants, respectively, in each case, assuming no exercise of the underwriter’s overallotment option. All of our officers and directors are members of our Sponsor. Each such person disclaims any beneficial ownership of the reported shares other than to the extent of any pecuniary interest they may have therein, directly or indirectly.

(4)	The reported position is according to a Schedule 13G filed with the SEC on February 10, 2026 by (i) Hudson Bay Capital Management LP, a Delaware limited partnership (the “Investment Manager”) and (ii) Sander Gerber, a citizen of the United States (“Mr. Gerber,” and together with the Investment Manager, the “Hudson Bay Parties”). The Investment Manager serves as the investment manager to HB Strategies LLC, in whose name the Public Shares reported therein are held. Mr. Gerber serves as the managing member of Hudson Bay Capital GP LLC, which is the general partner of the Investment Manager. The principal business address of each of the Hudson Bay Parties is 290 Harbor Dr., Stamford, CT 06902.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On September 6, 2024, an entity wholly owned by Daniel Barcelo, one of our Directors, paid $25,000, or approximately $0.003 per share, to cover certain of our offering expenses in exchange for 7,187,500 Class B Ordinary Shares. On October 15, 2024, all 7,187,500 Class B Ordinary Shares (“Founder Shares”) were transferred by such entity to our Sponsor for no additional consideration to us.

The number of Founder Shares outstanding was determined based on the expectation that the total size of the Initial Public Offering would be a maximum of 28,750,000 units if the underwriter’s Over-Allotment Option was exercised in full, and therefore that such Founder Shares would represent 20% of our issued and outstanding Ordinary Shares after the Initial Public Offering. Up to 937,500 of the Founder Shares were to be surrendered for no consideration depending on the extent to which the underwriter’s Over-Allotment Option was exercised. On November 14, 2025, the Over-Allotment Option was exercised in full and such Founder Shares are no longer subject to forfeiture.

Our Sponsor purchased an aggregate of 2,500,000 Private Placement Warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, at a price of $1.00 per Warrant, or $2,500,000 in the aggregate, in a private placement that closed simultaneously with the Initial Public Offering. The Private Placement Warrants are identical to the Public Warrants except that, so long as they are held by our Sponsor or its permitted transferees, the Private Placement Warrants (i) may not (including the Class A Ordinary Shares issuable upon exercise of these Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination and (ii) will be entitled to registration rights. If we do not complete our initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless and the proceeds from the sale of the Private Placement Warrants held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law). The Private Placement Warrants (and underlying securities) are identical to the Public Warrants sold in the Initial Public Offering.

Prior to or in connection with the completion of our initial Business Combination, there may be payment by the Company to Sponsor, officers or directors, or our or their affiliates, of a finder’s fee, advisory fee, consulting fee or success fee for any services they render in order to effectuate the completion of our initial Business Combination, which, if made prior to the completion of our initial Business Combination, will be paid from funds held outside the Trust Account.

The Company has agreed to reimburse an affiliate of our Sponsor in an amount equal to $5,000 per month for office space, utilities and secretarial and administrative support made available to us. Upon completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees.

On October 15, 2024, the Company and the Sponsor agreed to loan us funds in an aggregate amount of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. This loan was non-interest bearing, unsecured and became due on November 12, 2025 (the closing of the Initial Public Offering). On January 12, 2026, the Note was paid in full and borrowings under the Note are no longer available.

In addition, in order to finance transaction costs in connection with its initial Business Combination, our Sponsor may, but is not obligated to, loan us Working Capital Loans as may be required on a non-interest basis. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into Warrants of the post-business combination entity at a price of $1.00 per Warrant at the option of the Sponsor. The Warrants and their underlying securities would be identical to the Private Placement Warrants. As of December 31, 2025, the Company had no outstanding borrowings under Working Capital Loans.

Our Sponsor, executive officers and directors, or any of their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Business Combinations. Any such payments prior to an initial Business Combination, including any of the foregoing payments to our Sponsor, repayments of loans from our Sponsor or repayments of Working Capital Loans, have been and will continue to be made using funds held outside the Trust Account.

After our initial Business Combination, members of our Management Team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the proxy solicitation or tender offer materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of (i) Founder Shares (only after conversion of such shares to Class A Ordinary Shares), (ii) Private Placement Warrants (and their underlying securities) and (iii) Warrants that may be issued upon conversion of Working Capital Loans (as defined below) (and their underlying securities), if any, may be entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering. These holders are entitled to make up to three demands and have “piggyback” registration rights. However, the registration rights agreement provides that the Company is not required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Director Independence

The Board has established director independence standards, which are included in our Corporate Governance Guidelines, that are consistent with applicable NYSE listing standards. The NYSE listing standards generally define an “independent director” as a person who the Board affirmatively determines has no material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company), and require that a majority of a Board of Directors be independent. The Board has determined that Messrs. Chow, Dijols, Lanier, Matrai, Peltan and Wu are “independent directors,” as defined in the NYSE listing standards. Independent directors meet in executive sessions without non-independent directors or management present from time to time, as determined by the independent directors, but no less than one time per year. Such meetings are typically held following regularly scheduled meetings or at such other times as requested by an independent director.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.

Audit Fees

During the year ended December 31, 2025 and 2024, fees for our independent registered public accounting firm were approximately $84,934 and $54,600, respectively, for the services Withum performed in connection with our Initial Public Offering, quarterly filings and the audit of our December 31, 2025 and 2024 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Withum for any audit-related fees for the year ended December 31, 2025 and 2024 because such services were not rendered to us.

Tax Fees

Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.  We did not pay Withum for tax services, planning or advice for the year ended December 31, 2025 and 2024 because such services were not rendered to us.

All Other Fees

All other fees consist of fees billed for all other services. We did not pay Withum for any other services for the year ended December 31, 2025 and 2024.

Pre-Approval Policy

Our Audit Committee was formed upon the consummation of our Initial Public Offering. As a result, the Audit Committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our Audit Committee were approved by our Board of Directors. Since the formation of our Audit Committee, and on a going-forward basis, the Audit Committee has and will pre-approve all auditing services and permitted non-audit services performed and to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the Audit Committee prior to the completion of the audit).

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

a.	The following documents are filed as part of this Annual Report:

1. Financial Statements (see Index to Consolidated Financial Statements in Part II, Item 8 of this report).

2. Exhibits. See Item 15(b) below.

b.	Exhibits. The exhibits listed on the Exhibit Index are incorporated by reference into this Item 15(b) and are a part of this Annual Report.

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-290822), filed with the SEC on October 10, 2025).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-290822), filed with the SEC on October 10, 2025).
4.3	Specimen Warrant Certificate (included as an exhibit to Exhibit 4.4).
4.4	Warrant Agreement, dated November 12, 2025, between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
4.5*	Description of Securities.
10.1	Letter Agreement, dated November 12, 2025, among the Company, the Sponsor and the other parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.2	Investment Management Trust Agreement, dated November 12, 2025, between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.3	Registration Rights Agreement, dated November 12, 2025, among the Company, the Sponsor and certain other security holders named therein (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
10.4	Private Placement Warrants Purchase Agreement, dated November 12, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).

10.5‡	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-290822), filed with the SEC on October 10, 2025).
10.6	Promissory Note issued to Alussa Energy Sponsor II LLC dated October 15, 2024 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-290822), filed with the SEC on October 10, 2025).
10.7	Novation Agreement among Alussa Energy Sponsor II LLC (Cayman Islands limited liability company), Alussa Energy Sponsor II LLC (Delaware limited liability company) and the Registrant dated October 15, 2024, in relation to the Securities Subscription Agreement between Alussa Energy Sponsor II LLC (Cayman Islands limited liability company) and the Registrant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-290822), filed with the SEC on October 10, 2025).
10.8	Administrative Services Agreement, November 12, 2025, between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
14.1	Code of Ethics and Business Conduct (incorporated by reference to Exhibit 14.1 to the Company’s Registration Statement on Form S-1 (File No. 333-290822), filed with the SEC on October 10, 2025).
19.1*	Insider Trading Policy.
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Clawback Policy.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

‡	Indicates management contract or compensatory plan, contract or arrangement.
*	Filed herewith.
**	Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Alussa Energy Acquisition Corp. II

Date: March 27, 2026	/s/ Ole Slorer
	Name:	Ole Slorer
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 27, 2026	/s/ Ole Slorer
	Name:	Ole Slorer
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2026	/s/ Benjamin W. Atkins
	Name:	Benjamin W. Atkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: March 27, 2026	/s/ W. Richard Anderson
	Name:	W. Richard Anderson
	Title:	Director

Date: March 27, 2026	/s/ Daniel Barcelo
	Name:	Daniel Barcelo
	Title:	Director

Date: March 27, 2026	/s/ Chi Chow
	Name:	Chi Chow
	Title:	Director

Date: March 27, 2026	/s/ Maurice Dijols
	Name:	Maurice Dijols
	Title:	Director

Date: March 27, 2026	/s/ Philippe Lanier
	Name:	Philippe Lanier
	Title:	Director

Date: March 27, 2026	/s/ Peter Matrai
	Name:	Peter Matrai
	Title:	Director

Date: March 27, 2026	/s/ Jesse Peltan
	Name:	Jesse Peltan
	Title:	Director

Date: March 27, 2026	/s/ John Wu
	Name:	John Wu
	Title:	Director