Form 10-Q
period 2026-03-31
Alussa Energy Acquisition Corp. II
filed 2026-05-12
CIK 2041493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 6, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value, and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALUSSA ENERGY ACQUISITION CORP. II

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALUSSA ENERGY ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	March 31, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$824,442	$1,163,106
Prepaid expenses	73,981	80,800
Total current assets	898,423	1,243,906
Long-term prepaid insurance	41,625	58,500
Investments held in Trust Account	291,439,128	288,940,875
Total assets	$292,379,176	$290,243,281
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$196,695	$71,398
Related party loan	-	197,917
Total current liabilities	196,695	269,315
Deferred legal fees	1,197,413	1,197,413
Deferred advisory fee	8,625,000	8,625,000
Deferred underwriting fee	8,625,000	8,625,000
Total liabilities	18,644,108	18,716,728
Commitments and contingencies (Note 6)
Temporary equity:
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.14 per share at March 31, 2026 and $10.05 per share at December 31, 2025	291,439,128	288,940,875
Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding at March 31, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption at March 31, 2026 and December 31, 2025)	-	-
Class B ordinary shares, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 issued and outstanding at March 31, 2026 and December 31, 2025	719	719
Additional paid-in capital	-	-
Accumulated deficit	(17,704,779)	(17,415,041)
Total shareholders’ deficit	(17,704,060)	(17,414,322)
Total liabilities, temporary equity and shareholders’ deficit	$292,379,176	$290,243,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2026	2025
General and administrative costs	$289,738	$525
Loss from operations	(289,738)	(525)

Other income:
Interest earned on investments held in Trust Account	2,498,253	-
Net income (loss)	$2,208,515	$(525)

Weighted average shares outstanding - basic and diluted Class A ordinary shares	28,750,000	-
Net income (loss) per share - basic and diluted Class A ordinary shares	$0.06	$-
Weighted - average shares outstanding - basic and diluted Class B ordinary shares (1)	7,187,500	6,250,000
Net income (loss) per share - basic and diluted - Class B ordinary shares	$0.06	$(0.00)

(1)	Excludes 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B ordinary Shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary Shares		Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	-	$-	7,187,500	$719	$24,281	$(74,235)	$(49,235)
Net loss	-	-	-	-	-	(525)	(525)
Balance at March 31, 2025	-	$-	7,187,500	$719	$24,281	$(74,760)	$(49,760)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	-	$-	7,187,500	$719	$-	$(17,415,041)	$(17,414,322)
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	-	(2,498,253)	(2,498,253)
Net income	-	-	-	-	-	2,208,515	2,208,515
Balance at March 31, 2026	-	$-	7,187,500	$719	$-	$(17,704,779)	$(17,704,060)

(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters (see Note 5). On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriters’ option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$2,208,515	$(525)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(2,498,253)	-
Changes in operating assets and liabilities:
Prepaid expenses	6,819	(1,575)
Long-term prepaid insurance	16,875	-
Accounts payable and accrued expenses	125,297	(17,955)
Accrued offering costs	-	(43,625)
Net cash used in operating activities	(140,747)	(63,680)
Cash flows from financing activities:
Proceeds from related party loan	-	60,000
Repayment of related party loan	(197,917)	-
Net cash provided by (used in) financing activities	(197,917)	60,000
Net change in cash	(338,664)	(3,680)
Cash, beginning of period	1,163,106	4,200
Cash, end of period	$824,442	$520

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$-	$4,028

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2026

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

As of March 31, 2026, the Company has not yet commenced operations. All activity for the period from August 16, 2024 (inception) to March 31, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement Warrants (as defined in Note 4). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Alussa Energy Sponsor II LLC (the “Sponsor”), an affiliate of the Company.

The registration statement for the Company’s Initial Public Offering became effective on November 12, 2025 (the “IPO Registration Statement”). On November 14, 2025, the Company consummated the Initial Public Offering of 28,750,000 Units at $10.00 per unit, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, which is discussed in Note 3, and the sale of 2,500,000 warrants at a price of $1.00 in the aggregate, in a private placement that closed concurrently with the Initial Public Offering. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (see Note 4). The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds other than taxes payable on interest earned on the Trust Account (as defined below) are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions and advisory fees).

Transaction costs amounted to $11,020,569 consisting of cash underwriting fees of $250,000, deferred underwriting fees of $8,625,000 (see additional discussion in Note 6), and other offering costs of $2,145,569.

The Trust Account

Upon the closing of the Initial Public Offering and the private placement, Management placed an aggregate of $287,500,000 ($10.00 per Unit sold) in a trust account (the “Trust Account”) that may only be invested in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest only in direct U.S. government obligations and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Funds will remain in the Trust Account until the earlier of (i) the consummation of the initial Business Combination or (ii) the distribution of the Trust Account proceeds as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

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

The Company, after signing a definitive agreement for an initial Business Combination, will either (i) seek shareholder approval of the initial Business Combination at a meeting called for such purpose in connection with which shareholders may seek to redeem their shares, regardless of whether they vote for or against the initial Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable (“permitted withdrawals”)), or (ii) provide shareholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest less permitted withdrawals. The decision as to whether the Company will seek shareholder approval of the initial Business Combination or will allow shareholders to sell their Public Shares in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek shareholder approval, unless a vote is required by law or under applicable stock exchange rules.

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete the initial Business Combination within 24 months from the closing of the Initial Public Offering, subject to any extension, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter subject to lawfully available funds therefor, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned (which interest shall be net of permitted withdrawals and up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding Public Shares, which redemption will completely extinguish the holders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. The Sponsor, officers and directors will not be entitled to rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete the initial Business Combination within the Completion Window. However, if the Sponsor and Management team acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such shares if the Company fails to complete the initial Business Combination within the prescribed time period.

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

Liquidity and Capital Resources

As of March 31, 2026, the Company had $824,442 in cash and working capital of $701,728. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination plans. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, Management does not believe it will need to raise additional funds in order to meet the expenditures required to operate its business. However, if the estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the Initial Business Combination. Management has determined that upon the consummation of the Initial Public Offering and the sale of the Private Placement Warrants, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of these unaudited financial statements.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026. The interim results for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares will be classified within temporary equity in accordance with ASC 480-10-S99-3A given that the redemption provisions with respect to shares of Class A ordinary shares are not solely within the Company’s control as the public shareholders have the right to redeem such Class A ordinary shares upon the completion of the initial Business Combination. Class A redeemable shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Class A redeemable shares will be classified as temporary equity with the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of March 31, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheet.

As of March 31, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the accompanying balance sheet are reconciled to the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,162,500)
Class A Ordinary Shares issuance costs	(10,899,342)
Plus:
Accretion of carrying value to redemption value	15,502,717
Class A Ordinary Shares subject to possible redemption at December 31, 2025	$288,940,875
Plus:
Accretion of carrying value to redemption value	2,498,253
Class A Ordinary Shares subject to possible redemption at March 31, 2026	$291,439,128

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s income tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from the earnings per share computation as the redemption value approximates fair value.

As of March 31, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,766,812	$441,703	$-	$(525)

Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	-	6,250,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$-	$(0.00)

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

Each of the Company’s executive officers and directors received an indirect interest in 50,000 Founder Shares through membership interests in the Sponsor for their services. The provision of the indirect interest in the Founder Shares to the Company’s executive officers and directors by Sponsor is in the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares granted to the Company’s executive officers and directors was $1.67 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2026, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to reimburse an affiliate of the Sponsor an aggregate of $5,000 a month for office space, utilities and secretarial and administrative support. For the three months ended March 31, 2026, the Company incurred and paid $15,000 of fees for these services and recorded as general and administrative costs in the accompanying statement of operations. There were no services and fees incurred for the three months ended March 31, 2025. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

On September 6, 2024, the Company and an affiliated entity entered into a loan agreement, whereby such entity agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Affiliate Note”). On October 15, 2024, the Affiliate Note was terminated and the Company and the Sponsor entered into a new loan agreement (the “Note”) on the same terms as the Affiliate Note. This loan was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. The outstanding balance of $197,917 as of December 31, 2025 was repaid on January 12, 2026, and borrowings under the Note are no longer available. As of March 31, 2026, there was no outstanding balance on the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of March 31, 2026 and December 31, 2025, the Company had no outstanding borrowings under Working Capital Loans.

Accounts Payable and Accrued Expenses

As of March 31, 2026, accounts payable and accrued expenses included $1,443 payable to the Sponsor as a cost reimbursement for general operating expenses incurred on behalf of the Company. As of December 31, 2025 there was no amount payable to the Sponsor included in accounts payable and accrued expenses.

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

Advisory Fee

In addition to the Deferred Discount, the Company engaged Santander US Capital Markets LLC (“Santander”) to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable upon commencement of the agreement, and $8,625,000 has been recorded as deferred advisory fee on the accompanying condensed balance sheets as of March 31, 2026 and December 31, 2025.

Deferred Legal Fees

The Company has entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer fees until the closing of the initial Business Combination. As of March 31, 2026 and December 31, 2025, the Company had incurred $1,197,413 of legal fees in excess of the deferral threshold.

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

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 2,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 250,000,000 Class A ordinary shares with a par value of $0.0001 per share and 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). The Company’s Class A ordinary shares have been classified within temporary equity as of November 14, 2025, in accordance with ASC 480-10-S99-3A to the extent that public shareholders have the right to redeem such Class A ordinary shares upon the completion of the initial Business Combination. As of March 31, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 shares subject to possible redemption.

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

On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B ordinary shares were no longer subject to forfeiture. As of March 31, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. The Private Placement Warrants may be exercised for cash or on a “cashless basis.” The Private Placement Warrants are not redeemable and will not expire except upon liquidation.

As of March 31, 2026 and December 31, 2025, there were 9,583,333 Public Warrants and 2,500,000 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

At March 31, 2026 and December 31, 2025, assets held in the Trust Account consisted of $291,439,128 and $288,940,875, respectively, of investments in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less. Through March 31, 2026, the Company did not withdraw any amount of interest earned on the Trust Account.

The following table presents information about the Company’s assets held in the Trust Account that are measured at fair value on a recurring basis:

March 31, 2026	Level 1	Level 2	Level 3
Investments held in Trust Account	$291,439,128	$-	$-

December 31, 2025	Level 1	Level 2	Level 3
Investments held in Trust Account	$288,940,875	$-	$-

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

	As of March 31, 2026	As of December 31, 2025
Cash	$824,442	$1,163,106
Investments held in Trust Account	291,439,128	288,940,875

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
General and administrative costs	$289,738	$525
Interest earned on investments held in Trust Account	2,498,253	-

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after March 31, 2026, the balance sheet date, through the date these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying condensed financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Alussa Energy Acquisition Corp. II. References to our “Management” refer to our officers, and references to the “Sponsor” refer to Alussa Energy Sponsor II LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including that the conditions of the Business Combination are not satisfied. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated in the Cayman Islands on August 16, 2024, formed for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (“Business Combination”) we have not yet identified. We intend to effectuate our Business Combination using cash derived from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

We may seek to extend the combination period consistent with applicable laws, regulations and stock exchange rules by amending our amended and restated memorandum and articles of association. Such an amendment would require the approval of our public shareholders, who will be provided the opportunity to redeem all or a portion of their Public Shares in connection with the vote on such approval. Such redemptions will decrease the amount held in our Trust Account and our capitalization.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 16, 2024 (inception) through March 31, 2026 were organizational activities, those activities necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2026, we had net income of $2,208,515, which consisted of $2,498,253 of interest income on investments held in the Trust Account offset by general and administrative costs.

For the three months ended March 31, 2025, we had a net loss of $525 which consisted of general and administrative costs.

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

Following the Initial Public Offering and the private placement, a total of $287,500,000 was placed in the Trust Account. We incurred transaction costs of $11,020,569 consisting of $250,000 of cash underwriting fee, $8,625,000 of deferred underwriting fee (see additional discussion in Note 6 of the unaudited financial statements), and $2,145,569 of other offering costs.

For the three months ended March 31, 2026, cash used in operating activities was $140,747. We had net income of $2,208,515 resulting from $2,498,253 of interest earned on investments held in the Trust Account offset by $289,738 of general and administrative expenses. Changes in operating assets and liabilities reduced cash used for operating activities by $148,991.

At March 31, 2026, we had investments held in the Trust Account of $291,439,128. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, if any, and excluding deferred underwriting commissions and advisory fees, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2026, we had cash of $824,442 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On October 15, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest-bearing and unsecured. As of December 31, 2025, we had borrowed $197,917 under the Note. Subsequently, on January 12, 2026, we paid the Note in full and borrowings under the Note are no longer available. Accordingly, there is no outstanding balance as of March 31, 2026.

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

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that we hold investments held in the Trust Account, we may, at any time, based on our Management’s ongoing assessment of all factors related to our potential status under the Investment Company Act, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest-bearing demand deposit account at a bank.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Legal Fees

The Company has entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer certain fees until the closing of the initial Business Combination. As of March 31, 2026 and December 31, 2025, the Company had incurred $1,197,413 of legal fees in excess of the deferral threshold.

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

Critical Accounting Estimates

This discussion and analysis of our financial and results of operations are based upon our unaudited condensed consolidated financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2025 in our Annual Report. Refer also to “Critical Accounting Estimates and policies” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of March 31, 2026.

Recent Accounting Pronouncements

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of March 31, 2026.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on the company’s financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. In addition to the other information set forth in this Report and our other filings with the SEC, see the section titled “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2025. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Use of Proceeds

For a description of the use of proceeds generated in our Initial Public Offering and the private placement, see Part II, Item 5 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC on March 27, 2026. There has been no material change in the planned use of proceeds from our Initial Public Offering and the private placement as described in the IPO Registration Statement. The specific investments held in our Trust Account may change from time to time.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2026 is formatted in Inline XBRL interactive data files: (i) Unaudited condensed balance sheets as of March 31, 2026 and December 31, 2025; (ii) Unaudited condensed statements of operations for the three months ended March 31, 2026 and 2025; (iii) Unaudited condensed statements of changes in shareholders’ deficit for the three months ended March 31, 2026 and 2025; (iv) Unaudited condensed statements of cash flows for the three months ended March 31, 2026 and 2025; and (v) Notes to unaudited condensed consolidated financial statements.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*‡	Furnished herewith.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alussa Energy Acquisition Corp. II

Date: May 12, 2026	/s/ Ole Slorer
	Name:	Ole Slorer
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2026	/s/ Benjamin W. Atkins
	Name:	Benjamin W. Atkins
	Title:	Chief Financial Officer
(Principal Accounting Officer)