Form 10-Q
period 2026-06-30
Alussa Energy Acquisition Corp. II
filed 2026-08-12
CIK 2041493

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 28,750,000 Class A ordinary shares, $0.0001 par value, and 7,187,500 Class B ordinary shares, $0.0001 par value, issued and outstanding.

ALUSSA ENERGY ACQUISITION CORP. II

i

PART I - FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

ALUSSA ENERGY ACQUISITION CORP. II
CONDENSED BALANCE SHEETS

	June 30, 2026 (Unaudited)	December 31, 2025
ASSETS
Current assets:
Cash	$604,764	$1,163,106
Prepaid expenses	111,818	80,800
Total current assets	716,582	1,243,906
Long-term prepaid insurance	24,750	58,500
Investments held in Trust Account	294,052,528	288,940,875
Total assets	$294,793,860	$290,243,281
LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$361,427	$71,398
Related party loan	-	197,917
Total current liabilities	361,427	269,315
Deferred legal fees	1,197,413	1,197,413
Deferred advisory fee	8,625,000	8,625,000
Deferred underwriting fee	8,625,000	8,625,000
Total liabilities	18,808,840	18,716,728
Commitments and contingencies (Note 6)
Temporary equity:
Class A ordinary shares subject to possible redemption, 28,750,000 shares at redemption value of $10.23 per share at June 30, 2026 and $10.05 per share at December 31, 2025	294,052,528	288,940,875
Shareholders’ Deficit
Preference shares, $0.0001 par value; 2,500,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025	-	-
Class A ordinary shares, $0.0001 par value; 250,000,000 shares authorized; none issued and outstanding at June 30, 2026 and December 31, 2025 (excluding 28,750,000 shares subject to possible redemption at June 30, 2026 and December 31, 2025)	-	-
Class B ordinary shares, $0.0001 par value; 25,000,000 shares authorized; 7,187,500 issued and outstanding at June 30, 2026 and December 31, 2025	719	719
Additional paid-in capital	-	-
Accumulated deficit	(18,068,227)	(17,415,041)
Total shareholders’ deficit	(18,067,508)	(17,414,322)
Total liabilities, temporary equity and shareholders’ deficit	$294,793,860	$290,243,281

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$363,448	$1,428	$653,186	$1,953
Loss from operations	(363,448)	(1,428)	(653,186)	(1,953)

Other income:
Interest earned on investments held in Trust Account	2,613,400	-	5,111,653	-
Net income (loss)	$2,249,952	$(1,428)	$4,458,467	$(1,953)

Weighted-average shares outstanding - basic and diluted Class A ordinary shares	28,750,000	-	28,750,000	-
Net income (loss) per share - basic and diluted Class A ordinary shares	$0.06	$-	$0.12	$-
Weighted-average shares outstanding - basic and diluted Class B ordinary shares (1)	7,187,500	6,250,000	7,187,500	6,250,000
Net income (loss) per share - basic and diluted Class B ordinary shares	$0.06	$(0.00)	$0.12	$(0.00)

(1)	Weighted-average shares outstanding for the three and six months ended June 30, 2025 exclude 937,500 Class B ordinary shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriter (see Note 5). On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class B Ordinary Shares(1)		Additional Paid-in	Accumulated	Total Shareholder’s
	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2025	7,187,500	$719	$24,281	$(74,235)	$(49,235)
Net loss	-	-	-	(525)	(525)
Balance at March 31, 2025	7,187,500	719	24,281	(74,760)	(49,760)
Net loss	-	-	-	(1,428)	(1,428)
Balance at June 30, 2025	7,187,500	$719	$24,281	$(76,188)	$(51,188)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance at January 1, 2026	-	$-	7,187,500	$719	$-	$(17,415,041)	$(17,414,322)
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	-	(2,498,253)	(2,498,253)
Net income	-	-	-	-	-	2,208,515	2,208,515
Balance at March 31, 2026	-	-	7,187,500	719	-	(17,704,779)	(17,704,060)
Accretion of Class A ordinary shares to redemption amount	-	-	-	-	-	(2,613,400)	(2,613,400)
Net income	-	-	-	-	-	2,249,952	2,249,952
Balance at June 30, 2026	-	$-	7,187,500	$719	$-	$(18,068,227)	$(18,067,508)

(1)	Includes up to 937,500 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5). On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B ordinary shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss)	$4,458,467	$(1,953)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,111,653)	-
Changes in operating assets and liabilities:
Prepaid expenses	(31,018)	(1,050)
Long-term prepaid insurance	33,750	-
Accounts payable and accrued expenses	290,029	(17,052)
Accrued offering costs	-	(43,625)
Net cash used in operating activities	(360,425)	(63,680)
Cash flows from financing activities:
Proceeds from related party loan	-	60,000
Repayment of related party loan	(197,917)	-
Net cash provided by (used in) financing activities	(197,917)	60,000
Net change in cash	(558,342)	(3,680)
Cash, beginning of period	1,163,106	4,200
Cash, end of period	$604,764	$520

Supplemental disclosure of non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$-	$84,082

The accompanying notes are an integral part of these unaudited condensed financial statements.

ALUSSA ENERGY ACQUISITION CORP. II
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2026

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

As of June 30, 2026, the Company has not yet commenced operations. All activity for the period from August 16, 2024 (inception) to June 30, 2026 relates to the Company’s formation and the initial public offering (“Initial Public Offering”), which is described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement Warrants (as defined in Note 4). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Alussa Energy Sponsor II LLC (the “Sponsor”), an affiliate of the Company.

The registration statement for the Company’s Initial Public Offering became effective on November 12, 2025 (the “IPO Registration Statement”). On November 14, 2025, the Company consummated the Initial Public Offering of 28,750,000 Units at $10.00 per Unit, which included the full exercise by the underwriter of its over-allotment option in the amount of 3,750,000 Units at $10.00 per Unit, which is discussed in Note 3, and the sale of 2,500,000 warrants at a price of $1.00 per warrant, generating gross proceeds of $2,500,000, in a private placement that closed concurrently with the Initial Public Offering. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share (see Note 4). The Company’s management (“Management”) has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the Private Placement Warrants, although substantially all of the net proceeds other than taxes payable on interest earned on the Trust Account (as defined below) are intended to be generally applied toward consummating a Business Combination (less deferred underwriting commissions and advisory fees).

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

In the event of a liquidation, dissolution or winding up of the Company after the initial Business Combination, the Company’s shareholders are entitled to share ratably in all assets remaining available for distribution after payment of liabilities and after provision is made for each class of shares, if any, having preference over the ordinary shares. The Company’s shareholders have no preemptive or other subscription rights. There are no sinking fund provisions applicable to the ordinary shares, except that the Company will provide its shareholders with the opportunity to redeem their Public Shares for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, upon the completion of the initial Business Combination, subject to the limitations described herein.

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

Risks and Uncertainties

The Company’s ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond the Company’s control. The Company’s ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. The Company cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact the Company’s ability to complete an initial Business Combination.

Liquidity and Capital Resources

As of June 30, 2026, the Company had $604,764 in cash and a working capital surplus of $355,155. The Company has incurred and expects to continue to incur significant costs in pursuit of its Business Combination plans. In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, Presentation of Financial Statements — Going Concern, management has determined that the Company may not have sufficient liquidity to meet its current obligations and may need to raise additional funds to finance the Company’s working capital needs within one year from the date of issuance of these unaudited financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In order to finance transaction costs in connection with its initial Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required, defined as “Working Capital Loans” in Note 5. If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Company cannot provide any assurances that its plans to consummate an initial Business Combination will be successful.

The Company may need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and our Sponsor may, but are not obligated to, loan the Company funds as may be required. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K as filed with the SEC on March 27, 2026. The interim results for the three and six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares will be classified within temporary equity in accordance with ASC 480-10-S99-3A given that the redemption provisions with respect to shares of Class A ordinary shares are not solely within the Company’s control as the public shareholders have the right to redeem such Class A ordinary shares upon the completion of the initial Business Combination. Class A redeemable shares sold as part of the Units in the Initial Public Offering were issued with other freestanding instruments (i.e., Public Warrants) and as such, the initial carrying value of Class A redeemable shares will be classified as temporary equity with the allocated proceeds determined in accordance with ASC 470-20. The Company recognizes changes in redemption value immediately as it occurs and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of June 30, 2026 and December 31, 2025, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

As of June 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to redemption reflected in the accompanying balance sheets are reconciled to the following table:

Gross proceeds	$287,500,000
Less:
Proceeds allocated to Public Warrants	(3,162,500)
Class A ordinary shares issuance costs	(10,899,342)
Plus:
Accretion of carrying value to redemption value	15,502,717
Class A ordinary shares subject to possible redemption at December 31, 2025	$288,940,875
Plus:
Accretion of carrying value to redemption value	5,111,653
Class A ordinary shares subject to possible redemption at June 30, 2026	$294,052,528

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s income tax provision was zero for the periods presented.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of the FASB ASC Topic 260, Earnings Per Share. Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Basic and diluted net income (loss) per ordinary share for Class A ordinary shares and Class B ordinary shares is calculated by dividing net income (loss) per ordinary share attributable to the Company by the weighted average number of Class A ordinary shares and Class B ordinary shares outstanding, allocated proportionally to each class of ordinary shares. This presentation assumes a business combination as the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from the earnings per share computation as the redemption value approximates fair value.

As of June 30, 2026 and December 31, 2025, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,799,962	$449,990	$-	$(1,428)

Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	-	6,250,000
Basic and diluted net income (loss) per share	$0.06	$0.06	$-	$(0.00)

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$3,566,774	$891,693	$-	$(1,953)

Denominator:
Weighted-average shares outstanding	28,750,000	7,187,500	-	6,250,000
Basic and diluted net income (loss) per share	$0.12	$0.12	$-	$(0.00)

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

Each of the Company’s executive officers and directors received an indirect interest in 50,000 Founder Shares through membership interests in the Sponsor for their services. The provision of the indirect interest in the Founder Shares to the Company’s executive officers and directors by the Sponsor is in the scope of FASB ASC Topic 718, Compensation-Stock Compensation (“ASC 718”).  Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the shares granted to the Company’s executive officers and directors was $1.67 per share. The Founder Shares were granted subject to a performance condition (i.e., the occurrence of a business combination). Compensation expense related to the Founder Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2026, the Company determined that a business combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a business combination is considered probable (i.e., upon consummation of a business combination) in an amount equal to the number of Founder Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founder Shares.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has agreed to reimburse an affiliate of the Sponsor an aggregate of $5,000 a month for office space, utilities and secretarial and administrative support. For the three and six months ended June 30, 2026, the Company incurred and paid $15,000 and $30,000, respectively, of fees for these services and recorded as general and administrative costs in the accompanying statement of operations. There were no services and fees incurred for the three and six months ended June 30, 2025. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Related Party Loans

On September 6, 2024, the Company and an affiliated entity entered into a loan agreement, whereby such entity agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Affiliate Note”). On October 15, 2024, the Affiliate Note was terminated and the Company and the Sponsor entered into a new loan agreement (the “Note”) on the same terms as the Affiliate Note. This loan was non-interest bearing and payable on the earlier of December 31, 2025, or the date on which the Company consummates the Initial Public Offering. The outstanding balance of $197,917 as of December 31, 2025 was repaid on January 12, 2026, and borrowings under the Note are no longer available. As of June 30, 2026, there was no outstanding balance on the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with its initial Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes its initial Business Combination, the Company would repay the Working Capital Loans. In the event that the initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants and their underlying securities would be identical to the Private Placement Warrants. As of June 30, 2026 and December 31, 2025, the Company had no outstanding borrowings under Working Capital Loans.

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

Advisory Fee

In addition to the Deferred Discount, the Company engaged Santander US Capital Markets LLC (“Santander”) to provide advisory services from time to time. As compensation for the services provided under an engagement letter, the Company shall pay Santander a fee equal to 3.00% of the gross proceeds raised in the Initial Public Offering, payable upon closing of the initial Business Combination. The Company has agreed to indemnify Santander and its affiliates in connection with its role in providing the advisory services. The termination clause in the agreement deems the fee earned and recordable upon commencement of the agreement, and $8,625,000 has been recorded as deferred advisory fee on the accompanying condensed balance sheets as of June 30, 2026 and December 31, 2025.

Deferred Legal Fees

The Company has entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer fees until the closing of the initial Business Combination. As of June 30, 2026 and December 31, 2025, the Company had incurred $1,197,413 of legal fees in excess of the deferral threshold.

Registration Rights

The holders of (i) Founder Shares (only after conversion of such shares to Class A ordinary shares), (ii) Private Placement Warrants (and their underlying securities) and (iii) warrants that may be issued upon conversion of Working Capital Loans (as defined in Note 5) (and their underlying securities), if any, will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the registration statement of the Initial Public Offering. These holders will be entitled to make up to three demands and have “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue 2,500,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Ordinary Shares

The authorized ordinary shares of the Company include up to 250,000,000 Class A ordinary shares with a par value of $0.0001 per share and 25,000,000 Class B ordinary shares with a par value of $0.0001 per share. If the Company enters into an initial Business Combination, it may (depending on the terms of such an initial Business Combination) be required to increase the number of Class A ordinary shares which the Company is authorized to issue at the same time as the Company’s shareholder votes on the initial Business Combination to the extent the Company seeks shareholder approval in connection with the initial Business Combination. Holders of the Company’s ordinary shares are entitled to one vote for each ordinary share (except as otherwise expressed in the Company’s amended and restated memorandum and articles of association). The Company’s Class A ordinary shares have been classified within temporary equity as of November 14, 2025, in accordance with ASC 480-10-S99-3A to the extent that public shareholders have the right to redeem such Class A ordinary shares upon the completion of the initial Business Combination. As of June 30, 2026 and December 31, 2025, there were no Class A ordinary shares issued or outstanding, excluding 28,750,000 shares subject to possible redemption.

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

On November 14, 2025, the Company consummated its Initial Public Offering and sold 28,750,000 Units, including 3,750,000 Units sold pursuant to the full exercise of the underwriter’s option to purchase additional Units to cover the over-allotment. As such, the 937,500 shares of Class B ordinary shares were no longer subject to forfeiture. As of June 30, 2026 and December 31, 2025, there were 7,187,500 Class B ordinary shares issued and outstanding.

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

As of June 30, 2026 and December 31, 2025, there were 9,583,333 Public Warrants and 2,500,000 Private Placement Warrants outstanding.

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

Note 8 — Fair Value Measurements

At June 30, 2026 and December 31, 2025, assets held in the Trust Account consisted of $294,052,528 and $288,940,875, respectively, of investments in U.S. government treasury bills with a maturity of one hundred eighty-five (185) days or less. Through June 30, 2026, the Company did not withdraw any amount of interest earned on the Trust Account.

The following table presents information about the Company’s assets held in the Trust Account that are measured at fair value on a recurring basis:

June 30, 2026	Level 1	Level 2	Level 3
Investments held in Trust Account	$294,052,528	$-	$-

December 31, 2025	Level 1	Level 2	Level 3
Investments held in Trust Account	$288,940,875	$-	$-

Note 9 — Segment Reporting

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statements about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

	As of June 30, 2026	As of December 31, 2025
Cash	$604,764	$1,163,106
Investments held in Trust Account	294,052,528	288,940,875

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
General and administrative costs	$363,448	$1,428	$653,186	$1,953
Interest earned on investments held in Trust Account	2,613,400	-	5,111,653	-

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after June 30, 2026, the balance sheet date, through the date these financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination (as defined below), the Company’s financial position, business strategy and the plans and objectives of Management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect Management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements, including the Company’s ability to raise additional capital and continue as a going concern, and the Company’s ability to identify a target and consummate an initial Business Combination. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 16, 2024 (inception) through June 30, 2026 were organizational activities, those activities necessary to prepare for the Initial Public Offering, described below, and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and sale of Private Placement Warrants on investments held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended June 30, 2026, we had net income of $2,249,952 and $4,458,467, respectively, which consisted of $2,613,400 and $5,111,653, respectively, of interest income on investments held in the Trust Account offset by general and administrative costs of $363,448 and $653,186, respectively.

For the three and six months ended June 30, 2025, we had a net loss of $1,428 and $1,953, respectively, which consisted of general and administrative costs.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors, many of which are beyond our control, including economic uncertainty and volatility in the financial markets. Our results of operations and our ability to consummate an initial Business Combination could be impacted by, among other things, changes in laws or regulations, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, fluctuations in interest rates, increases in tariffs, supply chain disruptions, declines in consumer confidence and spending, public health considerations, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

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

For the six months ended June 30, 2026, cash used in operating activities was $360,425. We had net income of $4,458,467 resulting from $5,111,653 of interest earned on investments held in the Trust Account offset by $653,186 of general and administrative expenses. Changes in operating assets and liabilities reduced cash used for operating activities by $292,761.

At June 30, 2026, we had investments held in the Trust Account of $294,052,528. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account, which interest shall be net of taxes payable, if any, and excluding deferred underwriting commissions and advisory fees, to complete our Business Combination. We may withdraw interest from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2026, we had cash of $604,764 held outside of the Trust Account. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, structure, negotiate and complete a Business Combination.

On October 15, 2024, our Sponsor agreed to loan us an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest-bearing and unsecured. As of December 31, 2025, we had borrowed $197,917 under the Note. Subsequently, on January 12, 2026, we paid the Note in full and borrowings under the Note are no longer available. Accordingly, there is no outstanding balance as of June 30, 2026.

Management has determined that we may not have sufficient liquidity to meet our current obligations and may need to raise additional funds to finance our working capital needs within one year from the date of issuance of these unaudited financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.

In order to finance a working capital deficit or to finance transaction costs in connection with an intended initial Business Combination, the Sponsor may, but is not obligated to, loan us funds as may be required. If we complete the initial Business Combination, we would repay the Working Capital Loans. In the event that the initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. If the Sponsor makes any Working Capital Loans, up to $1,500,000 of the Working Capital Loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the Sponsor. The warrants and their underlying securities would be identical to the Private Placement Warrants. We cannot provide any assurances that our plans to consummate an initial Business Combination will be successful.

If we need to obtain additional financing either to complete the Business Combination or because we become obligated to redeem a significant number of Public Shares upon completion of the Business Combination, we may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. The unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2026. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Deferred Legal Fees

The Company has entered into an engagement letter to obtain legal advisory services, pursuant to which the Company’s legal counsel agreed to defer certain fees until the closing of the initial Business Combination. As of June 30, 2026 and December 31, 2025, the Company had incurred $1,197,413 of legal fees in excess of the deferral threshold.

Registration Rights

The holders of (i) Founder Shares (only after conversion of such shares to Class A ordinary shares), (ii) Private Placement Warrants (and their underlying securities) and (iii) warrants that may be issued upon conversion of Working Capital Loans (as defined above) (and their underlying securities), if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders are entitled to make up to three demands and have “piggyback” registration rights. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock-up period. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Critical Accounting Estimates

This discussion and analysis of our financial condition and results of operations are based upon our unaudited condensed financial statements. A complete list of our significant accounting policies is described in Note 2 – Summary of Significant Accounting Policies in our audited financial statements as of and for the year ended December 31, 2025 in our Annual Report. Refer also to “Critical Accounting Estimates and policies” in Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report. There have been no changes to our significant accounting policies and critical accounting estimates as of June 30, 2026.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the financial statements and notes thereto contained elsewhere in this Report.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of June 30, 2026.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2026 covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be party to legal proceedings that arise in the ordinary course of our business. We do not believe there are any pending legal proceedings that, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 1A. RISK FACTORS

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

Our financial condition raises substantial doubt about our ability to continue as a “going concern.”

As of June 30, 2026, we had $604,764 in cash and a working capital surplus of $355,155. We have incurred and expect to continue to incur significant costs in pursuit of our Business Combination plans. In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, management has determined that we may not have sufficient liquidity to meet our current obligations and may need to raise additional funds to finance our working capital needs within one year from the date of issuance of these unaudited financial statements. These conditions raise substantial doubt about our ability to continue as a going concern.

We may need to raise additional capital through loans or additional investments from our Sponsor, shareholders, officers, directors, or third parties. Our officers, directors and our Sponsor may, but are not obligated to, loan us funds as may be required. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but are not necessarily limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None of our directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026, as such terms are defined under Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
3.1	Amended and Restated Memorandum and Articles of Association of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 12, 2025).
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1‡	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2‡	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Pursuant to Rule 405 of Regulation S-T, the following financial information from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026 is formatted in Inline XBRL interactive data files: (i) Unaudited condensed balance sheets as of June 30, 2026 and December 31, 2025; (ii) Unaudited condensed statements of operations for the three and six months ended June 30, 2026 and 2025; (iii) Unaudited condensed statements of changes in shareholders’ deficit for the six months ended June 30, 2026 and 2025; (iv) Unaudited condensed statements of cash flows for the six months ended June 30, 2026 and 2025; and (v) Notes to unaudited condensed financial statements.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

‡	Furnished herewith.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alussa Energy Acquisition Corp. II

Date: August 12, 2026	/s/ Ole Slorer
	Name:	Ole Slorer
	Title:	Director and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2026	/s/ Benjamin W. Atkins
	Name:	Benjamin W. Atkins
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)